Form 10-Q
period 1995-03-31
CLOVER INCOME PROPERTIES II L P
filed 1995-05-15
CIK 818671

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549


                                    FORM  10Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------

                       Commission file number  0-17689

                       CLOVER INCOME PROPERTIES II, L.P
            (Exact name of registrant as specified in its charter)

                                   DELAWARE
        (State or other jurisdiction of incorporation or organization)

       22-2811188
(IRS employer identification no.)

    23 WEST PARK AVENUE, MERCHANTVILLE, NEW JERSEY          08109
      (Address of principal executive offices)            (Zip code)

      Registrant's telephone number, including area code  (609) 662-1116


   ------------------------------------------------------------------------
  Former name, address and former fiscal year, if changed since last report

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days  Yes   X    No
                                                              -----

                             Page 1 of 22 Pages

                      CLOVER INCOME PROPERTIES II, L.P.
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              March 31,  December 31,
                                                1995         1994

CURRENT ASSETS
  Cash                                      $  211,328   $  209,407
  State tax refund receivable                        -        6,772
                                            ----------   ----------
     Total current assets                      211,328      216,179
                                            ----------   ----------


INVESTMENT IN THE WILLOWBROOK JOINT
 VENTURE, at equity                          4,157,496    4,192,427

OTHER DEFERRED COSTS, less amortization
 of $173,080 and $166,971, respectively        311,543      317,652
                                            ----------   ----------
TOTAL ASSETS                                $4,680,367   $4,726,258
                                            ==========   ==========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Accounts payable                          $   11,395   $   18,250
  Due to General Partner and affiliates              -        2,000
                                            ----------   ----------
     Total current liabilities                  11,395       20,250
                                            ----------   ----------

PARTNERS' CAPITAL
  General partner                              (24,181)     (24,181)
  Limited partners                           4,693,153    4,730,189
                                            ----------   ----------
     Total partners' capital                 4,668,972    4,706,008
                                            ----------   ----------

TOTAL LIABILITIES AND PARTNERS'
   CAPITAL                                  $4,680,367   $4,726,258
                                            ==========   ==========


       The accompanying notes are an integral part of these statements.

                      CLOVER INCOME PROPERTIES II, L.P.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                            For the Three Months Ended
                                          March 31, 1995  March 31, 1994


REVENUES
  Rental income                               $     -        $218,257
  Interest income                                 674           1,188
  Other income                                      -          25,084
                                              -------        --------
    Total revenues                                674         244,529
                                              -------        --------

EXPENSES
  Depreciation and amortization                 6,109          57,633
  Operating expenses (Including affiliate
    transactions of $-0- and $23,752 for
    the three months ended 03/31/95 and
    03/31/94, respectively)                         -         201,467
  Professional services                         5,813           5,863
  Cost of legal proceedings                         -          80,680
  General and administrative                    5,034           4,071
                                              -------        --------
     Total expenses                            16,956         349,714
                                              -------        --------

SHARE OF INCOME FROM THE
WILLOWBROOK JOINT VENTURE                      45,527          30,372
                                              -------        --------

NET INCOME (LOSS)                             $29,245       $ (74,813)
                                              =======       =========
NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT                              $  1.63       $   (4.23)
                                              =======       =========





       The accompanying notes are an integral part of these statements.

                      CLOVER INCOME PROPERTIES II, L.P.
                   STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                 (Unaudited)


                                         General      Limited
                                         Partner      Partners      Total



Balances (Deficit) at January 1, 1995   $(24,181)    $4,730,189   $4,706,008

Partners' distributions, $3.75

 per limited partnership unit              (656)       (65,625)     (66,281)

Net Income                                  656         28,589       29,245
                                       --------     ----------   ----------
Balance  (Deficit) at
 March 31, 1995                        $(24,181)    $4,693,153   $4,668,972
                                       ========     ==========   ==========




       The accompanying notes are an integral part of these statements.

                      CLOVER INCOME PROPERTIES II, L.P.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                             For the Three Months Ended
                                          March 31, 1995     March 31, 1994

OPERATING ACTIVITIES
  Cash received from rentals                $     -           $    228,588
  Interest income received                      674                  1,188
  Other income received                           -                 11,873
  Distributions received from The
     Willowbrook Joint Venture               80,457                 80,457
  Cash paid for expenses                    (12,929)              (271,717)
                                           --------              ---------
  Net cash provided by (used in)
     operating activities                    68,202                 50,389
                                           --------              ---------

INVESTING ACTIVITIES
  Investment in the Willowbrook
    Joint Venture                                 -                 (1,716)
                                           --------              ---------

FINANCING ACTIVITIES
  Partners' distributions                   (66,281)              (104,116)
                                           --------              ---------

NET INCREASE (DECREASE) IN CASH               1,921                (55,443)


CASH, beginning of period                   209,407                302,108
                                           --------              ---------
CASH, end of period                        $211,328               $246,665
                                           ========              =========





       The accompanying notes are an integral part of these statements.

                      CLOVER INCOME PROPERTIES II, L.P.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                 For the Three Months Ended
                                               March 31, 1995   March 31, 1994

RECONCILIATION OF NET (LOSS) INCOME
TO CASH PROVIDED BY OPERATING ACTIVITIES

  Net Income (Loss)                                $29,245         $(74,813)

ADJUSTMENTS
  Depreciation and amortization                      6,109           57,633
  Income from investment in The
  Willowbrook Joint Venture                        (45,527)         (30,372)
  Distributions received from The
  Willowbrook Joint Venture                         80,457           80,457
  (Decrease) increase in accounts payable           (6,854)          53,579
  (Decrease) in accrued land rent                        -          (49,841)
  Increase in accrued expenses                           -           11,059
  Increase in prepaid rents                              -            1,127
  (Increase) in prepaid expenses                         -           (1,588)
  Decrease (increase) in other receivables           6,772          (13,211)
  Decrease in rents receivable                           -            9,204
  (Decrease) in tenant security deposits                 -              (35)
  (Decrease) increase in due to affiliates          (2,000)           7,190
                                                   -------         --------
  Total adjustments                                $38,957         $125,202
                                                   -------         --------

  Net cash provided by (used in)
     operating activities                          $68,202         $ 50,389
                                                   =======         ========



       The accompanying notes are an integral part of these statements.

                      CLOVER INCOME PROPERTIES II, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                 (Unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements as of December 31, 1994, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.   INVESTMENT IN THE WILLOWBROOK JOINT VENTURE:

On December 17, 1987, the Partnership acquired a 50% interest in The Willowbrook Joint Venture (the Joint Venture) for $6,450,000. The Joint Venture owns the Willowbrook Apartments, a 299-unit mid-rise apartment complex located in Baltimore, Maryland.

On April 8, 1992, the Partnership and Clover Income Properties, L.P. (CIP), an affiliated partnership, consummated an agreement which was effective April 1, 1992, with Clover Income Properties III, L.P., (CIP III), an affiliated partnership, pursuant to which CIP III acquired an interest in The Willowbrook Joint Venture. The Partnership reduced its interest from 50% to 42.91% and received a distribution of $1,100,000 from the Joint Venture, of which $1,000,000 was distributed to the limited partners in Apr il 1992. A summary of the Joint Venture's financial statements is as follows:

                                                                For the Three
                                                                Months Ended
                                                                March 31, 1995

          Current Assets                                         $   361,781
          Investment property, net of accumulated depreciation     9,730,231
          Other noncurrent assets                                      1,100
                                                                 -----------
          Total assets                                           $10,093,112
                                                                 ===========

                      CLOVER INCOME PROPERTIES II, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                 (Unaudited)


1.   Investment In the Willowbrook Joint Venture (Continued)

                                                       For the Three
                                                        Months Ended
                                                       March 31, 1995

     Current liabilities                                 $   404,233
     Capital-
     Clover Income Properties, L.P.                        3,831,708
     Clover Income Properties II, L.P.                     3,831,708
     Clover Income Properties III, L.P.                    2,025,463
                                                         -----------
     Total liabilities and capital                       $10,093,112

                                                         ===========

     Revenues                                            $   500,801
     Expenses                                                394,703
                                                         -----------
     Net income                                          $   106,098
                                                         ===========

The Joint Venture made distributions from operations to the Partnership in the amount of $80,457 during the first three months of 1995. (Also see Note 3).

The investment in the Willowbrook Joint Venture, at equity of $4,157,496 includes the Partnership's gain ($325,788) on the sale of 14.18% of its interest in the Joint Venture before the deduction of $10,758 in expenses relating to the sale and the write-off of 14.18% of the unamortized deferred costs ($63,587) related to the initial acquisition of the Joint Venture interest by the Partnership. Therefore, the amount of the investment, at equity, reflected here does not correspond to the Partnership's capita l account balance in the Joint Venture.

2.   TRANSACTIONS WITH AFFILIATES:

The Knolls, which was sold July 1, 1994, was managed by an affiliate of the General Partner pursuant to a management agreement which provided for an annual fee not to exceed 5% of the gross revenues from the Property. The General Partner and its affiliates were entitled to reimbursement for administrative services rendered to the Partnership, direct expenses of Partnership operations and goods and services used by and for the Partnership.

                      CLOVER INCOME PROPERTIES II, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                 (Unaudited)

2.   TRANSACTIONS WITH AFFILIATES (continued):

Transactions with affiliates are summarized below:

                                            Management         Reimbursable
                                               Fees                Costs

     Amount payable at
      January 1, 1995                      $       -             $    2,000

     Incurred during the three months
      ended March 31, 1995                         -                   -

     Payments made in 1995                         -                 (2,000)
                                           -------------         ----------


     Amount payable at
         March 31, 1995                    $       -             $     -
                                           =============         ==========

3.   SUBSEQUENT DISTRIBUTION:

In April 1995, the partnership received a $26,819 distribution from the Willowbrook Joint Venture. Additionally in May 1995, the Partnership made a cash distribution of $55,103 to the limited partners and $564 to the general partner.

4.   GENERAL:

The financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of the results for the interim period presented. Such adjustments are of a normal recurring nature.

                        THE WILLOWBROOK JOINT VENTURE
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                                 March 31,      December 31,
                                                   1995             1995
   CURRENT ASSETS
   Cash                                        $   278,165      $   193,081
   Prepaid expenses                                 78,619          136,682
   Rents receivable                                  4,997              868
                                               -----------      -----------
   Total Current Assets                            361,781          330,631
                                               -----------      -----------
INVESTMENT PROPERTY, at cost                    13,378,885       13,378,885
   Less - accumulated depreciation              (3,648,654)      (3,520,401)
                                               -----------      -----------
     Net investment property                     9,730,231        9,858,484
                                               -----------      -----------

OTHER ASSETS
   Utility deposit                                   1,100            1,100
                                               -----------      -----------

TOTAL ASSETS                                   $10,093,112      $10,190,215
                                               ===========      ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable                            $    15,598      $    17,447
   Accrued expenses                                 13,640           26,563

   Tenants' security deposits                       39,554           40,748
   Prepaid rents                                     9,162            8,936
   Due to affiliates                               326,279          326,240
                                               -----------      -----------
        Total current liabilities                  404,233          419,934
                                               -----------      -----------

PARTNERS'CAPITAL
   Clover Income Properties, L.P.                3,831,708        3,866,638
   Clover Income Properties II, L.P.             3,831,708        3,866,638
   Clover Income Properties III, L.P.            2,025,463        2,037,005
                                               -----------      -----------
     Total partners' capital                     9,688,879        9,770,281
                                               -----------      -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL        $10,093,112      $10,190,215
                                               ===========      ===========


       The accompanying notes are an integral part of these statements.

                        THE WILLOWBROOK JOINT VENTURE
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                               For the Three Months Ended
                                            March 31, 1995     March 31, 1994
REVENUES
Rental income                                    $494,733          $502,863
Other income                                        5,584             6,699
Interest income                                       484               538
                                                 --------          --------
     Total revenues                               500,801           510,100
                                                 --------          --------

EXPENSES
Depreciation                                      128,253           127,863
Operating expenses (Including
 affiliate transactions of $16,089 and
 $31,013 for the  three months
 ended 3/31/95 and 3/31/94
 respectively)                                    261,502           307,046
Professional services                               4,948             2,248
General & administrative - affiliates                   -             2,163
                                                 --------          --------
                                                  394,703           439,320
                                                 --------          --------

NET INCOME                                       $106,098           $70,780
                                                 ========           =======




       The accompanying notes are an integral part of these statements.

                        THE WILLOWBROOK JOINT VENTURE
                       STATEMENTS OF PARTNERS' CAPITAL
                  FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                 (Unaudited)


                               Clover        Clover       Clover
                               Income        Income       Income
                             Properties,   Properties   Properties
                                 L.P.       II, L.P.     III, L.P.     Total


Balance January 1, 1995      $3,866,638   $ 3,866,638   $2,037,005   $9,770,281

Net income                       45,527        45,527       15,044      106,098

Partners' distributions         (80,457)      (80,457)     (26,586)    (187,500)
                             ----------    ----------   ----------   ----------
Balance March 31, 1995       $3,831,708    $3,831,708   $2,025,463   $9,688,879
                             ==========    ==========   ==========   ==========



       The accompanying notes are an integral part of these statements.

                        THE WILLOWBROOK JOINT VENTURE
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                  For the Three Months Ended
                                                    March 31,       March 31,
                                                      1995            1994

OPERATING ACTIVITIES

   Cash received from rentals                       $ 490,830       $ 507,294
   Other income received                                5,584           6,699
   Interest income received                               484             538
   Cash paid for operating expenses                  (224,314)       (235,955)
                                                    ---------       ---------
     Net cash provided by operating activities        272,584         278,576

                                                    ---------       ---------

FINANCING ACTIVITIES

   Partners' distributions                           (187,500)       (187,500)
   Partners' contributions                                  -           4,000
                                                    ---------       ---------
     Net cash (used in) financing activities         (187,500)       (183,500)
                                                    ---------       ---------


   NET INCREASE IN CASH                                85,084          95,076

   Cash, beginning of period                          193,081         178,813
                                                    ---------       ---------

   Cash, end of period                              $ 278,165       $ 273,889
                                                    =========       =========


       The accompanying notes are an integral part of these statements.

                        THE WILLOWBROOK JOINT VENTURE
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                   For the Three Months Ended
                                                     March 31,     March 31,
                                                       1995          1994

RECONCILIATION OF NET INCOME
TO CASH PROVIDED BY OPERATING ACTIVITIES

NET INCOME                                           $106,098      $  70,780

Adjustments
     Depreciation                                     128,253        127,863
     Decrease in prepaid expenses                      58,063         68,745
     (Increase) decrease in rents receivable           (4,129)            75
     (Decrease) increase in accounts payable           (1,849)         9,750
     (Decrease) in accrued expenses                   (12,923)        (2,244)
     (Decrease) in security deposits                   (1,194)          (163)
     Increase in prepaid rents                            226          4,356
     Increase (decrease) in due to affiliates              39           (586)
                                                     --------       --------
Total adjustments                                     166,486        207,796
                                                     --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $272,584       $278,576

                                                     ========       ========



       The accompanying notes are an integral part of these statements.

                        THE WILLOWBROOK JOINT VENTURE
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                 (Unaudited)

Readers of this quarterly report should refer to the Joint Venture's audited financial statements as of December 31, 1994, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.   INVESTMENT PROPERTY:

On December 17, 1987, the Joint Venture acquired the Willowbrook Apartments, a mid-rise apartment complex comprising 299 apartment units contained in eight five-story buildings. The complex is located in Baltimore, Maryland. The following is a summary of investment property as of March 31, 1995.

     Land                                       $ 1,421,205
     Building                                    10,980,891
     Furniture and fixtures                         976,789
                                                -----------
                                                 13,378,885
          Less: Accumulated depreciation         (3,648,654)
                                                -----------
                                                $ 9,730,231
                                                ===========

2.   TRANSACTIONS WITH AFFILIATES:

Effective February 21, 1995, NPI-CL Management, L.P. ("NPI") which is unaffiliated with the Partners, replaced an affiliate of the Partners as Property Manager. Until this time, as compensation for property management services performed by an affiliate of the Partners with respect to the Property, the affiliate was entitled to a management fee in an amount not to exceed 5% of gross revenues.

The general partners of CIP, CIP II and CIP III and their affiliates were entitled to reimbursement for administrative services rendered to the Joint Venture and direct expenses of operations and goods and services used by and for the Joint Venture. For the three months ended March 31, 1995, $3,339 of such costs were incurred by the Joint Venture.

                        THE WILLOWBROOK JOINT VENTURE

                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                 (Unaudited)

2.   TRANSACTIONS WITH AFFILIATES (continued):

Transactions with affiliates are summarized below:

                                                  Management        Reimbursable
                                                     Fees               Costs

     Amount payable at January 1, 1995             $319,132           $ 7,108
     Incurred during three months
      ended March 31, 1995                         $ 12,750           $ 3,339
     Payments made during 1995                      (12,750)           (3,300)
                                                   --------           -------
     Amount payable at
      March 31, 1995                               $319,132           $ 7,147
                                                   ========           =======


3.   SUBSEQUENT DISTRIBUTIONS:

In April, 1995, the Joint Venture paid total distributions of $62,500 to its partners.

4.   GENERAL:

The financial statements reflect all adjustments which are, in the opinion of the joint venture partners, necessary for a fair statement of results for the interim periods presented. Such adjustments are of a normal recurring nature.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources

On March 31, 1995, the Partnership had cash on hand of $211,328, as compared to $209,407 on December 31, 1994. These funds, along with future operating cash flow, will be utilized for working capital needs and for distributions to the Limited Partners.

On July 1, 1994 Clover Income Properties II, L.P. (the "Partnership") sold its entire interest in the Knolls at Newgate Apartments (the "Knolls") together with all related improvements and intangible and tangible property to United Dominion Realty Trust, Inc. (the "Purchaser") for a cash purchase price of $3,750,000. The Purchaser is not affiliated with the Partnership.

After paying expenses of $226,146 relating to the sale of the Knolls and property operations, the Partnership distributed $3,446,975 of net sales proceeds to its Limited Partners in July, 1994. The remainder of the net proceeds, amounting to $76,879 were set aside as working capital reserves. No expenses or commissions were paid to the General Partner or its affiliates in connection with the sale.

As a result of the sale of the Knolls, the Partnership's only remaining interest in real estate is a 42.91% interest in The Willowbrook Joint Venture, a joint venture which owns the Willowbrook Apartments. Consequently, the Partnership's primary remaining source of operating cash flow will be distributions from The Willowbrook Joint Venture.

The Partnership's net cash flow from operations was $68,202 for the three months ended March 31, 1995 as compared to net cash flow of $50,389 for the same period in 1994. The increase in cash flow is primarily the result of a decrease in cash paid for expenses and a reduction in cash received from rentals as a result of the sale of the Knolls on July 1, 1994.

The Joint Venture's net cash flow from operations was $272,584 for the three months ended March 31, 1995 as compared to $278,576 for the same period in 1994. The decrease in cash flow from operations over the period was due to a decrease in cash received from rentals and other income, partially offset by a decrease in cash paid for operating expenses.

Cash distributions by the Partnership to the partners with respect to the quarter ended March 31, 1995 of $66,281 was paid in January 1995. Of the total amount, $65,625 were distributed to the Limited Partners and $656 was distributed to the General Partner.

The General Partner believes that the Partnership's current and future cash flows will be sufficient to meet the Partnership's liquidity requirements, absent unanticipated operating cost increases or adverse market conditions.

As of March 31, 1995, the Partnership had paid all outstanding amounts owed to Clover and its affiliates.

As of March 31, 1995, The Willowbrook Joint Venture owed a total of $326,279 to Clover and its affiliates, including $7,147 for reimbursable costs and $319,132 for accrued property management fees. The payment of such amounts will be made from The Willowbrook Joint Venture's cash flow when available and from the proceeds of any sales or refinancing of the assets of The Willowbrook Joint Venture.

During the first quarter of 1995, The Willowbrook Joint Venture continued its program instituted in 1993 at The Willowbrook Apartments to upgrade apartment interiors with new appliances and carpeting, combined with an aggressive marketing program.

Effective February 21, 1995, the General Partner and certain of its affiliates entered into an agreement with NPI-CL Management L.P. ("NPI"), an entity unaffiliated with the Partnership or its General Partner, pursuant to which NPI began providing day-to-day asset management services for the Partnership as well as property management services for the Joint Venture. NPI is an affiliate of National Property Investors, Inc., a diversified real estate management company with offices in Jericho, New York and Atlanta, Georgia.

Results of Operations

Three Months Ended March 31, 1995 vs. March 31, 1994

Until the sale of the Knolls at Newgate Apartments, the Partnership earned revenues primarily from rental income from the Knolls. Revenues from the Willowbrook Apartments are not included in Partnership revenues.

There was no other income for the three months ended March 31, 1995 as compared to $25,084 for the same period in 1994. The decrease in other income for the three month period ended March 31, 1995 was primarily due to refunds of state income tax overpayments received in the first quarter of 1994.

There were no operating expenses for the three months ended March 31, 1995 due to the sale of the Knolls Apartments in 1994.

The Partnership's income before depreciation and amortization for the three months ended March 31, 1995 was $35,354 as compared to a loss before depreciation and amortization of $17,180 for the same period in 1994. The change from loss to income before depreciation and amortization for the three months ended March 31, 1995 is primarily attributable to the sale of the Knolls Apartments as well as to $80,860 of legal costs incurred in 1994 which were not recurring.

Rental income for the Willowbrook Apartments, as operated by The Willowbrook Joint Venture for the three months ended March 31, 1995 was $494,733 as compared to $502,863 for the same period in 1994. Other income for the three months ended March 31, 1995 was $5,584 as compared to $6,699 for the same period in 1994. Interest income for the three months ended March 31, 1995 was $484 as compared to $538 for the same period in 1994. The decrease in rental income is primarily the result of a decrease in ave rage rental rates and average occupancy over the period.

The average effective rental rates for the Willowbrook Apartments for the three months ended March 31, 1995 were $1,787 as compared to $1,808 for the same period in 1994. The average occupancy for the Willowbrook Apartments for the three months ended March 31, 1995 was 92.56% as compared to 93.0% for the same period in 1994.

Operating expenses for the Willowbrook Apartments for the three months ended March 31, 1995 were $266,502 as compared to $307,046 for the same period in 1994. The decrease in operating expenses over the period is primarily the result of decreased utility expense due to the very mild winter in the first quarter of 1995 as well as slightly decreased salaries and wages. Additionally, snow removal was $860 in the first quarter 1995, compared to $9,380 in the same period of 1994.


The Joint Venture's income before depreciation and amortization or the three months ended March 31, 1995 was $234,351 as compared to $198,643 for the same period in 1994. The increase in income before depreciation and amortization in 1994 is primarily the result of decreased operating expenses.

                          PART II-OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          No report on Form 8-K was required to be filed during the period.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                             CLOVER INCOME PROPERTIES II, L.P.
                                      (Registrant)

                             By: C.I.P. II Management Corp.


                                 By: /S/  Donald N. Love
                                     -----------------------------
                                     Donald N. Love, President



                                 By: /S/  Stanley E. Borucki
                                     -----------------------------
                                     Stanley E. Borucki, Treasurer

Date:  May 12, 1995

