Form 10-Q
period 1995-06-30
CLOVER INCOME PROPERTIES II L P
filed 1995-08-14
CIK 818671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  -----------

                                   FORM 10Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1995

OR

_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

Commission file number 0-17689

                       CLOVER INCOME PROPERTIES II, L.P.
            (Exact name of registrant as specified in its charter)

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

   _________________________________________________________________________
   Former name, address and former fiscal year, if changed since last report

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing  requirements  for the past 90 days  Yes    X    No _______

                          Page 1 of 23 Pages

                       CLOVER INCOME PROPERTIES II, L.P.
                                BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                            June 30,    December 31,
                                              1995         1994
                                         -----------    -----------
CURRENT ASSETS
  Cash                                   $   220,313    $   209,407
  State tax refund receivable                   --            6,772
                                         -----------    -----------
         Total current assets                220,313        216,179
                                         -----------    -----------


INVESTMENT IN THE WILLOWBROOK JOINT
 VENTURE, at equity                        4,125,802      4,192,427

OTHER DEFERRED COSTS, less amortization
 of $179,189 and $166,971, respectively      305,434        317,652
                                         -----------    -----------
TOTAL ASSETS                             $ 4,651,549    $ 4,726,258
                                         ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Accounts payable                       $     9,749    $    18,250
  Due to General Partner and affiliates         --            2,000
                                         -----------    -----------
         Total current liabilities             9,749         20,250
                                         -----------    -----------


PARTNERS' CAPITAL
  General partner (deficit)                  (24,824)       (24,181)
  Limited partners                         4,666,624      4,730,189
                                         -----------    -----------
         Total partners' capital           4,641,800      4,706,008
                                         -----------    -----------
TOTAL LIABILITIES AND PARTNERS'
   CAPITAL                               $ 4,651,549    $ 4,726,258
                                         ===========    ===========

       The accompanying notes are an integral part of these statements.

                       CLOVER INCOME PROPERTIES II, L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  For the Six Months Ended
                                               June 30, 1995      June 30, 1994
                                               -------------      -------------

REVENUES
  Rental income                               $           -      $     448,515
  Interest income                                     1,980              2,125
  Other income                                            -             37,498
                                               ------------      -------------
    Total revenues                                    1,980            488,138
                                               ------------      -------------

EXPENSES
  Depreciation and amortization                      12,218            115,268
  Operating expenses                                      -            433,672
  Professional services                              13,698             14,204
  Cost of legal proceedings                               -             95,914
  General and administrative                         12,614              4,581
                                               ------------      -------------
      Total expenses (Including affiliate
      transactions of $7,660 and $32,721
      for the six months ended 06/30/95
      and 06/30/94, respectively)                    38,530            663,639
                                                ------------      -------------
SHARE OF INCOME FROM THE
WILLOWBROOK JOINT VENTURE                            94,290             78,356
                                               ------------      -------------
NET INCOME (LOSS)                             $      57,740       $    (97,145)
                                               ============      =============
NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT                              $        3.27       $      (5.50)
                                               ============      =============

       The accompanying notes are an integral part of these statements.

                       CLOVER INCOME PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                 For the Three Months Ended
                                               June 30, 1995      June 30, 1994
                                              --------------     --------------
REVENUES
  Rental income                               $           -      $     230,258
  Interest income                                     1,306                937
  Other income                                            -             12,414
                                               ------------       ------------
    Total revenues                                    1,306            243,609
                                               ------------       ------------
EXPENSES
  Depreciation and amortization                       6,109             57,635
  Operating expenses                                      -            232,205
  Professional services                               7,885              8,341
  Cost of legal proceedings                               -             15,234
  General and administrative                          7,580                510
                                               ------------       ------------
      Total expenses (Including
      affiliate transactions of $7,660
      and $8,969 for the three months
      ended 06/30/95 and 06/30/94,
      respectively)                                  21,574            313,925
                                               ------------       ------------
SHARE OF INCOME FROM THE
WILLOWBROOK JOINT VENTURE                            48,763             47,984
                                               ------------       ------------
NET INCOME (LOSS)                             $      28,495      $     (22,332)
                                               ============       ============
NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT                              $        1.61       $      (1.26)
                                               ============       ============

        The accompanying notes are an integral part of these statements.

                       CLOVER INCOME PROPERTIES II, L.P.
                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (Unaudited)

                                             General        Limited
                                             Partner         Partners         Total
                                           -----------     ----------      -----------

Balances (Deficit) at January 1, 1995      $   (24,181)    $ 4,730,189     $  4,706,008

Partners' distributions, $6.90
 per limited partnership unit                   (1,220)       (120,728)        (121,948)

Net Income                                         577          57,163           57,740
                                          ------------    ------------     ------------
Balance  (Deficit) at
 June 30, 1995                             $   (24,824)    $ 4,666,624      $ 4,641,800
                                            ==========      ==========       ==========

       The accompanying notes are an integral part of these statements.

                       CLOVER INCOME PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                For the Six Months Ended
                                             June 30, 1995     June 30, 1994
                                             -------------     -------------
OPERATING ACTIVITIES
  Cash received from rentals                  $        --       $   453,652
  Interest income received                          1,980             2,125
  Other income received                                --            24,287
  Distributions received from The
  Willowbrook Joint Venture                       160,915           160,914
  Cash paid for expenses                          (30,041)         (481,929)
                                                 --------          --------
  Net cash provided by
  operating activities                            132,854           159,049
                                                 --------          --------

INVESTING ACTIVITIES
  Investment in the Willowbrook Joint Venture          --            (4,115)
                                                 --------          --------
FINANCING ACTIVITIES
  Partners' distributions                        (121,948)         (208,232)
                                                 --------          --------

NET INCREASE (DECREASE) IN CASH                    10,906           (53,298)


CASH, beginning of period                         209,407           302,108
                                                 --------          --------
CASH, end of period                             $ 220,313         $ 248,810
                                                 ========          ========

       The accompanying notes are an integral part of these statements.

                       CLOVER INCOME PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         For the Six Months Ended
                                                  June 30, 1995        June 30, 1994
                                                  -------------        -------------
RECONCILIATION OF NET (LOSS) INCOME
TO CASH PROVIDED BY OPERATING ACTIVITIES

  Net Income (Loss)                                   $  57,740           $ (97,145)

ADJUSTMENTS
  Depreciation and amortization                          12,218             115,268
  Income from investment in The
  Willowbrook Joint Venture                             (94,290)            (78,356)
  Distributions received from The
  Willowbrook Joint Venture                             160,915             160,914
  (Decrease) increase in accounts payable                (8,501)             77,013
  (Decrease) in accrued land rent                          --               (34,085)
  Increase in accrued expenses                             --                15,974
  (Decrease) in prepaid rents                              --                  (784)
  (Increase) in prepaid expenses                           --                (2,691)
  Decrease (increase) in other receivables                6,772             (13,211)
  Decrease in rents receivable                             --                 5,051
  Increase in tenant security deposits                     --                   870
  (Decrease) increase in due to affiliates               (2,000)             10,231
                                                       --------            --------
  Total adjustments                                   $  75,114           $ 256,194
                                                       --------            --------
  Net cash provided by operating activities           $ 132,854           $ 159,049
                                                       ========            ========

        The accompanying notes are an integral part of these statements.

                       CLOVER INCOME PROPERTIES II, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)

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

         On April 8, 1992, the Partnership and Clover Income Properties II, L.P., an affiliated partnership, consummated an agreement which was effective April 1, 1992, with Clover Income Properties III, L.P., (CIP III), an affiliated partnership, pursuant to which CIP III acquired an interest in The Willowbrook Joint Venture. The Partnership reduced its interest from 50% to 42.91% and received a distribution of $1,100,000 from the Joint Venture, of which $1,000,000 was distributed to the limited partners in April 1992. A summary of the Joint Venture's financial statements is as follows:

                                                              For the Six
                                                              Months Ended
                                                              June 30, 1995
                                                              -------------
         Current Assets                                       $    387,403
         Investment property, net of accumulated depreciation    9,624,835
         Other noncurrent assets                                     1,100
                                                               -----------
         Total assets                                         $ 10,013,338
                                                               -----------

         Current liabilities                                  $    398,318
         Capital -
           Clover Income Properties, L.P.                        3,800,014
           Clover Income Properties II, L.P.                     3,800,014
           Clover Income Properties III, L.P.                    2,014,992
                                                                ----------

                       CLOVER INCOME PROPERTIES II, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)

1.       INVESTMENT IN THE WILLOWBROOK JOINT VENTURE (continued):


                                                              For the Six
                                                              Months Ended
                                                              June 30, 1995
                                                              -------------

         Total liabilities and capital                        $  10,013,338
                                                              =============
         Revenues                                             $  1,011,487
         Expenses                                                  791,748
                                                              -------------
         Net income                                           $    219,739
                                                              =============

         The Joint Venture made distributions from operations to the Partnership in the amount of $160,914 during the first six months of 1995. (Also see Note 3).

         The investment in the Willowbrook Joint Venture, at equity of $4,125,802 includes the Partnership's gain ($325,788) on the sale of 14.18% of its interest in the Joint Venture before the deduction of $10,758 in expenses relating to the sale and the write-off of 14.18% of the unamortized deferred costs $69,696 related to the initial acquisition of the Joint Venture interest by the Partnership. Therefore, the amount of the investment, at equity, reflected here does not correspond to the Partnership's capital account balance in the Joint Venture.

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

                           CLOVER INCOME PROPERTIES II, L.P.
                             NOTES TO FINANCIAL STATEMENTS
                                     JUNE 30, 1995
                                      (Unaudited)

2.       TRANSACTIONS WITH AFFILIATES (continued):

         Transactions with affiliates are summarized below:

                                           Management    Reimbursable
                                              Fees           Costs
                                           ----------    ------------
Amount payable at
 January 1, 1995                           $   --          $    2,000

Incurred during the six months
 ended June 30, 1995                           --               7,660

Payments made in 1995                          --              (9,660)
                                            ---------        --------

Amount payable at
June 30, 1995                              $   --          $      --
                                            =========       =========

3.       SUBSEQUENT DISTRIBUTION:

         In July 1995, the partnership received a $26,819 distribution from the Willowbrook Joint Venture. Additionally in July 1995, the Partnership made a cash distribution of $55,103 to the limited partners and $557 to the general partner.

4.       GENERAL:

         The financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of the results for the interim period presented. Such adjustments are of a normal recurring nature.

                             THE WILLOWBROOK JOINT VENTURE
                                     BALANCE SHEETS
                                      (Unaudited)

                                         ASSETS

                                                     June 30,       December 31,
                                                       1995             1994
                                                  -----------     --------------
CURRENT ASSETS
   Cash                                           $   365,420     $    193,081
   Prepaid expenses                                    14,795          136,682
   Rents receivable                                     7,188              868
                                                   ----------      -----------
   Total Current Assets                               387,403          330,631
                                                   ----------      -----------
INVESTMENT PROPERTY, at cost                       13,401,742       13,378,885
   Less - accumulated depreciation                 (3,776,907)      (3,520,401)
                                                   ----------      -----------
     Net investment property                        9,624,835        9,858,484
                                                   ----------      -----------
OTHER ASSETS
   Utility deposit                                      1,100            1,100
                                                   ----------      -----------
TOTAL ASSETS                                     $ 10,013,338     $ 10,190,215
                                                  ===========      ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable                              $          -     $     17,447
   Accrued expenses                                    22,494           26,563
   Tenants' security deposits                          37,796           40,748
   Prepaid rents                                       11,749            8,936
   Due to affiliate                                   326,279          326,240
                                                   ----------      -----------
        Total current liabilities                     398,318          419,934
                                                   ----------      -----------
PARTNERS' CAPITAL
   Clover Income Properties, L.P.                   3,800,014        3,866,638
   Clover Income Properties II, L.P.                3,800,014        3,866,638
   Clover Income Properties III, L.P.               2,014,992        2,037,005
                                                   ----------      -----------
      Total partners' capital                       9,615,020        9,770,281
                                                   ----------      -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL          $ 10,013,338     $ 10,190,215
                                                  ===========      ===========

        The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                       For the Six Months Ended
                                     June 30, 1995   June 30, 1994
                                     -------------   -------------

REVENUES
Rental income                         $   997,340    $  1,014,175
Other income                               13,617          33,532
Interest income                               530           1,812
                                       ----------       ---------
     Total revenues                     1,011,487       1,049,519
                                       ----------       ---------


EXPENSES
Depreciation                              256,506         255,782
Operating expenses (Including
 affiliate transactions of $16,863 and
 $62,815 for the six months
 ended 6/30/95 and 6/30/94
 respectively)                            530,294         603,745
Professional services                       4,948           4,466
General & administrative                     --             2,921
                                       ----------       ---------
     Total expenses                       791,748         866,914
                                       ----------       ---------
NET INCOME                            $   219,739      $  182,605
                                       ==========       =========

       The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           For the Three Months Ended
                                         June 30, 1995       June 30, 1994
                                         -------------       -------------

REVENUES
Rental income                             $   502,607         $   511,312
Other income                                    8,033              26,833
Interest income                                    46               1,274
                                           ----------          ----------
     Total revenues                           510,686             539,419
                                           ----------          ----------


EXPENSES
Depreciation                                  128,253             127,919
Operating expenses (Including
 affiliate transactions of $774 and
 $29,639 for the three months
 ended 6/30/95 and 6/30/94
 respectively)                                268,792             296,699
Professional services                               -               2,218
General & administrative                            -                 758
                                           ----------          ----------
     Total expenses                           397,045             427,594
                                           ----------          ----------
NET INCOME                                $   113,641         $   111,825
                                           ==========          ==========

        The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                        STATEMENTS OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (Unaudited)

                                  Clover              Clover           Clover
                                  Income              Income           Income
                                Properties,         Properties       Properties
                                   L.P.               II, L.P.        III, L.P.        Total
                               ------------        ------------     ------------     -----------
Balance January 1, 1995        $ 3,866,638         $ 3,866,638      $ 2,037,005      $ 9,770,281


Net income                          94,290              94,290           31,159          219,739

Partners' distributions           (160,914)           (160,914)         (53,172)        (375,000)
                               -----------         -----------      -----------       ----------
Balance June 30, 1995          $ 3,800,014         $ 3,800,014       $ 2,014,992      $ 9,615,020
                               ===========         ===========       ===========      ===========

       The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     For the Six Months Ended
                                                     June 30,        June 30,
                                                       1995            1994
                                                  ------------    ------------
OPERATING ACTIVITIES

   Cash received from rentals                     $    993,833    $ 1,019,992
   Other income received                                13,617         33,532
   Interest income received                                530          1,812
   Cash paid for operating expenses                   (437,784)      (504,417)
                                                   -----------     -----------
   Net cash provided by operating activities           570,196        550,919
                                                   -----------     -----------
INVESTING ACTIVITIES

   Cash paid for investment property                   (22,857)       (17,966)


FINANCING ACTIVITIES

   Partners' distributions                            (375,000)       (375,000)
   Partners' contributions                                   -           9,592
                                                   -----------     -----------
         Net cash (used in) financing activities      (375,000)       (365,408)
                                                   -----------     -----------

   NET INCREASE IN CASH                                172,339         167,545

   Cash, beginning of period                           193,081         178,813
                                                   -----------     -----------
   Cash, end of period                            $    365,420    $    346,358
                                                   ===========     ===========

        The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                             For the Six Months Ended
                                              June 30,       June 30,
                                                1995           1994
                                             ----------   ----------
RECONCILIATION OF NET INCOME
TO CASH PROVIDED BY OPERATING ACTIVITIES

NET INCOME                                   $ 219,739    $ 182,605

Adjustments
  Depreciation                                 256,506      255,782
  Decrease in prepaid expenses                 121,887      145,867
  (Increase) in rents receivable                (6,320)        (735)
  (Decrease) in accounts payable               (17,447)     (12,382)
  (Decrease) in accrued expenses                (4,069)      (8,312)
  (Decrease) in security deposits               (2,952)      (2,711)
  Increase in prepaid rents                      2,813        6,552
  Increase (decrease) in due to affiliates          39      (15,747)
                                              --------     --------
Total adjustments                              350,457      368,314
                                              --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES    $ 570,196    $ 550,919
                                              ========     ========

       The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)

         Readers of this quarterly report should refer to the Joint Venture's audited financial statements as of December 31, 1994, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.       INVESTMENT PROPERTY:

         On December  17, 1987,  the Joint  Venture  acquired  the  Willowbrook
         Apartments, a mid-rise apartment complex comprising 299 apartment units contained in eight five-story buildings. The complex is located in Baltimore, Maryland. The following is a summary of investment property as of June 30, 1995.

         Land                                  $  1,421,205
         Building                                11,003,748
         Furniture and fixtures                     976,789
                                                -----------
                                                 13,401,742
             Less: Accumulated depreciation      (3,776,907)
                                                -----------
                                               $  9,624,835
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

         The general partners of CIP, CIP II and CIP III and their affiliates were entitled to reimbursement for administrative services rendered to the Joint Venture and direct expenses of operations and goods and services used by and for the Joint Venture. For the six months ended June 30, 1995, $4,113 of such costs were incurred by the Joint Venture.

                             THE WILLOWBROOK JOINT VENTURE
                             NOTES TO FINANCIAL STATEMENTS
                                     JUNE 30, 1995
                                      (Unaudited)

2.       TRANSACTIONS WITH AFFILIATES (continued):

         Transactions with affiliates are summarized below:

                                         Management          Reimbursable
                                            Fees                Costs
                                         ----------          ------------
Amount payable at January 1, 1995         $ 319,132            $  7,108
Incurred during six months
 ended June 30, 1995                      $  12,750            $  4,113
Payments made during 1995                   (12,750)             (4,074)
                                           --------             -------
Amount payable at
 June 30, 1995                            $ 319,132            $  7,147
                                           ========             =======


3.       SUBSEQUENT DISTRIBUTIONS:

         In July, 1995, the Joint Venture paid total distributions of $62,500 to its partners.

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

         On June 30, 1995, the Partnership had cash on hand of $220,313, as compared to $209,407 on December 31, 1994. These funds, along with future operating cash flow, will be utilized for working capital needs and for distributions to the Limited Partners.

         The Partnership's net cash flow from operations was $132,854 for the six months ended June 30, 1995 as compared to net cash flow of $159,049 for the same period in 1994. The decrease in cash flow is primarily the result of a decrease in cash received from rentals, partially offset by a decrease in cash paid for expenses as a result of the sale of the Knolls on July 1, 1994.

         The Willowbrook Joint Venture's net cash flow from operations was $570,196 for the six months ended June 30, 1995 as compared to $550,919 for the same period in 1994. The increase in cash flow from operations over the period was due to a decrease in cash paid for operating expenses partially offset by a decrease in cash received from rentals interest and other income.

         The General Partner believes that the Partnership's current and future cash flows will be sufficient to meet the Partnership's liquidity requirements, absent unanticipated operating cost increases or adverse market conditions.

         As of June 30, 1995, the Partnership had paid all outstanding amounts owed to Clover and its affiliates. As of June 30, 1995, The Willowbrook Joint Venture, however, owed a total of $326,279 to Clover and its affiliates, including $7,147 for reimbursable costs and $319,132 for accrued property management fees. The payment of such amounts will be made from The Willowbrook Joint Venture's cash flow when available and from the proceeds of any sales or refinancing of the assets of The Willowbrook Joint Venture.

         During the second quarter of 1995, one elevator at Willowbrook Apartments was replaced for a total of $22,857, which amount is reflected in cash paid for investing activities. One common area hallway was recarpeted and painted and additional common area hallways will be recarpeted during the last half of 1995. A roof replacement originally planned for 1995 has been indefinitely postponed and plans to resurface and restripe the parking lot are currently being reevaluated.

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

Results of Operations

         Three and Six Months Ended June 30, 1995 vs. June 30, 1994

         Until the sale of the Knolls at Newgate Apartments, the Partnership earned revenues primarily from rental income from the Knolls. Revenues from the Willowbrook Apartments are not included in Partnership revenues.

         There was no other income for the three and six months ended June 30, 1995 as compared to $12,414 and $37,498 for the same periods in 1994. The decrease in other income for the three and six month periods ended June 30, 1995 was primarily due to refunds of state income tax overpayments received in the first quarter of 1994 and other income received by the Knolls in 1994.

         There were no operating expenses for the three and six months ended June 30, 1995 due to the sale of the Knolls Apartments in 1994.

         The Partnership's income before depreciation and amortization for the three and six months ended June 30, 1995 was $34,604 and $69,958 as compared to $35,303 and $18,123 for the same periods in 1994. The increase in income before depreciation and amortization for the six months ended June 30, 1995 is primarily attributable to the sale of the Knolls Apartments as well as to $80,860 of legal costs incurred in 1994 which were not recurring.

         Rental income for the Willowbrook Apartments, as operated by The Willowbrook Joint Venture, for the three and six months ended June 30, 1995 was $502,607 and $997,340 as compared to $511,312 and $1,014,175 for the same periods in 1994. Other income for the three and six months ended June 30, 1995 was $8,033 and $13,617 as compared to $26,833 and $33,532 for the same periods in 1994. Interest income for the three and six months ended June 30, 1995 was $46 and $530 as compared to $1,274 and $1,812 for the same periods in 1994. The decrease in rental income is primarily the result of a decrease in average rental rates and average occupancy over the period.

         The average effective rental rates for the Willowbrook Apartments for the three and six months ended June 30, 1995 were $1,806 and $3,603 as compared to $1,818 and $3,626 for the same periods in 1994. The average occupancy for the Willowbrook Apartments for the three and six months ended June 30, 1995 was 93.10% and 92.83% as compared to 94.10% and 93.60% for the same periods in 1994.

         Operating expenses for the Willowbrook Apartments for the three and six months ended June 30, 1995 were $268,792 and $530,294 as compared to $296,699 and $603,745 for the same periods in 1994. The decrease in operating expenses over the period is primarily the result of decreased utility expense due to the very mild winter in the first quarter of 1995 as well as slightly decreased salaries and wages. Additionally, snow removal was $860 in the first quarter of 1995, compared to $9,380 in the same period of 1994.

         The Joint Venture's income before depreciation and amortization for the three and six months ended June 30, 1995 was $241,894 and $476,245 as compared to $239,744 and $438,387 for the same periods in 1994. The increase in income before depreciation and amortization in 1995 is primarily the result of decreased operating expenses.



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


                             CLOVER INCOME PROPERTIES II, L.P.
                                      (Registrant)

                             By: C.I.P. II Management Corp.


                                 By: /S/  Donald N. Love
                                     ------------------------------
                                     Donald N. Love, President


                                 By: /S/  Stanley E. Borucki
                                     ------------------------------
                                     Stanley E. Borucki, Treasurer


Date:  August 11, 1995