Form 10-Q
period 1995-09-30
CLOVER INCOME PROPERTIES II L P
filed 1995-11-13
CIK 818671

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________

FORM  10Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  September 30, 1995

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

________________________________________________________________
Former name, address and former fiscal year, if changed since last report

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  Yes    X    No


 CLOVER INCOME PROPERTIES II, L.P.
 BALANCE SHEETS
 (Unaudited)

 ASSETS

                                                September 30,      December 31,
                                                   1995                 1994


CURRENT ASSETS

  Cash                                          $    206,782       $   209,407
  State tax refund receivable                              -             6,772
      Total current assets                           206,782           216,179


INVESTMENT IN THE WILLOWBROOK JOINT
 VENTURE, at equity                                4,061,949         4,192,427

OTHER DEFERRED COSTS, less amortization
 of $185,297 and $166,971, respectively              299,326           317,652

TOTAL ASSETS                                    $  4,568,057       $ 4,726,258


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Accounts payable                              $     14,625       $    18,250
  Due to General Partner and affiliates                    -             2,000
      Total current liabilities                       14,625            20,250


PARTNERS' CAPITAL
  General partner (deficit)                          (25,708)          (24,181)
  Limited partners                                 4,579,140         4,730,189
      Total partners' capital                      4,553,432         4,706,008

TOTAL LIABILITIES AND PARTNERS'
   CAPITAL                                      $  4,568,057       $ 4,726,258


 The accompanying notes are an integral part of these statements.


 CLOVER INCOME PROPERTIES II, L.P.
 STATEMENTS OF OPERATIONS
 (Unaudited)


                                           For the Nine Months Ended
                                       September 30, 1995  September 30, 1994


REVENUES
  Rental income                        $           -      $     448,515
  Interest income                              2,849              6,983
  Other income                                     -             40,226
  Forgiveness of debt                              -            120,043
    Total revenues                             2,849            615,767

EXPENSES
  Depreciation and amortization               18,326            128,454
  Operating expenses                               -            436,951
  Professional services                       57,393             19,792
  Cost of legal proceedings                        -             98,065
  General and administrative                  12,991              6,816
      Total expenses (Including affiliate
      transactions of $7,660 and $36,922
      for the nine months ended 09/30/95
      and 09/30/94, respectively)             88,710            690,078

SHARE OF INCOME FROM THE
WILLOWBROOK JOINT VENTURE                    110,893             97,754

INCOME BEFORE LOSS ON
SALE OF PROPERTY                              25,032             23,443

LOSS ON SALE OF PROPERTY                           -         (2,418,097)

NET INCOME (LOSS)                      $      25,032       $ (2,394,654)

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT                       $        1.42       $    (135.63)


 The accompanying notes are an integral part of these statements.

 CLOVER INCOME PROPERTIES II, L.P.
 STATEMENTS OF OPERATIONS
 (Unaudited)


                                             For the Three Months Ended
                                      September 30, 1995  September 30, 1994


REVENUES
  Rental income                        $           -      $           -
  Interest income                                869              4,858
  Other income                                     -              2,728
  Forgiveness of debt                              -            120,043
   Total revenues                                869            127,629

EXPENSES
  Depreciation and amortization                6,108             13,186
  Operating expenses                               -              3,279
  Professional services                       43,695              5,588
  Cost of legal proceedings                        -              2,151
  General and administrative                     377              2,235
    Total expenses (Including
      affiliate transactions of -0-
      and $4,201 for the three months
      ended 09/30/95 and 09/30/94,
      respectively)                           50,180             26,439

SHARE OF INCOME FROM THE
WILLOWBROOK JOINT VENTURE                     16,603             19,398

INCOME (LOSS) BEFORE LOSS ON
SALE OF PROPERTY                             (32,708)           120,588

LOSS OF SALE OF PROPERTY                           -         (2,418,097)

NET (LOSS)                             $     (32,708)      $ (2,297,509)

NET (LOSS) PER LIMITED
PARTNERSHIP UNIT                       $       (1.85)      $    (130.14)


 The accompanying notes are an integral part of these statements.


 CLOVER INCOME PROPERTIES II, L.P.
 STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
 (Unaudited)



                                   General         Limited
                                   Partner         Partners        Total


Balances (Deficit) at
   January 1, 1995               $   (24,181)    $ 4,730,189     $  4,706,008

Partners' distributions, $10.05
 per limited partnership unit         (1,777)       (175,831)        (177,608)

Net Income                               250          24,782           25,032

Balance  (Deficit) at
 September 30, 1995              $   (25,708)   $  4,579,140      $ 4,553,432


 The accompanying notes are an integral part of these statements.


 CLOVER INCOME PROPERTIES II, L.P.
 STATEMENTS OF CASH FLOWS
 (Unaudited)



                                                 For the Nine Months Ended
                                             September 30, 1995   September 30, 1994


OPERATING ACTIVITIES
  Cash received from rentals                   $           -      $  452,161
  Interest income received                             2,849           6,983
  Other income received                                    -          27,015
  Distributions received from The
  Willowbrook Joint Venture                          241,371         241,371
  Cash paid for expenses                             (69,237)       (768,965)

  Net cash provided by (used in)
  operating activities                               174,983         (41,435)


INVESTING ACTIVITIES
Proceeds from sale of Property                             -       3,750,000
Settlement costs paid from sale of
 Property                                                  -         (46,556)   Investment in the Willowbrook Joint
 Venture                                                   -          (4,115)

Net Cash provided by investing activities                  -       3,699,329

FINANCING ACTIVITIES
  Partners' distributions                           (177,608)     (3,759,323)


NET (DECREASE) IN CASH                                (2,625)       (101,429)


CASH, beginning of period                            209,407         302,108

CASH, end of period                             $    206,782     $   200,679


 The accompanying notes are an integral part of these statements.


 CLOVER INCOME PROPERTIES II, L.P.
 STATEMENTS OF CASH FLOWS
 (Unaudited)


                                                     For the Nine Months Ended
                                               September 30, 1995 September 30, 1994

RECONCILIATION OF NET INCOME (LOSS)
TO CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES

  Net Income (Loss)                             $    25,032       $  (2,394,654)

ADJUSTMENTS
  Depreciation and amortization                      18,326             128,454
  Income from investment in The
  Willowbrook Joint Venture                        (110,893)            (97,754)
  Loss on sale of property                                -           2,418,097
  Forgiveness of debt                                     -            (120,043)
  Distributions received from The
  Willowbrook Joint Venture                         241,371             241,371
  (Decrease) increase in accounts payable            (3,625)                302
  (Decrease) in accrued land rent                         -             (65,987)
  (Decrease) in accrued expenses                          -             (25,080)
  (Decrease) in prepaid rents                             -              (2,275)
  Decrease in prepaid expenses                            -               2,861
  Decrease (increase) in other receivables            6,772             (13,211)
  Decrease in rents receivable                            -               5,921
  (Decrease) in tenant security deposits                  -             (15,804)
  (Decrease) in due to affiliates                    (2,000)           (103,633)

  Total adjustments                                 149,951           2,353,219

  Net cash provided by (used in)
  operating activities                        $     174,983       $     (41,435)



 The accompanying notes are an integral part of these statements.

 CLOVER INCOME PROPERTIES II, L.P.
 NOTES TO FINANCIAL STATEMENTS
 SEPTEMBER 30, 1995
 (Unaudited)

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


                                                        For the Nine
                                                        Months Ended
                                                    September 30, 1995


Current Assets                                         $    350,538
Investment property, net of accumulated depreciation      9,515,004
Other noncurrent assets                                       1,100
Total assets                                           $  9,866,642

Current liabilities                                    $    400,429
Capital                                                           -
  Clover Income Properties, L.P.                          3,736,160
  Clover Income Properties II, L.P.                       3,736,160
  Clover Income Properties III, L.P.                      1,993,893


CLOVER INCOME PROPERTIES II, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(Unaudited)


1.  INVESTMENT IN THE WILLOWBROOK JOINT VENTURE (continued):


                                                         For the Nine
                                                         Months Ended
                                                      September 30, 1995


    Total liabilities and capital                        $  9,866,642

    Revenues                                             $  1,523,808
    Expenses                                                1,265,376

    Net income                                           $    258,432


The Joint Venture made distributions from operations to the Partnership in the amount of $241,371 during the first nine months of 1995. (Also see Note 3).

The investment in the Willowbrook Joint Venture, at equity of $4,061,949 includes the Partnership's gain ($325,788) on the sale of 14.18% of its interest in the Joint Venture before the deduction of $10,758 in expenses relating to the sale and the write-off of 14.18% of the unamortized deferred costs $63,587 related to the initial acquisition of the Joint Venture interest by the Partnership. Therefore, the amount of the investment, at equity, reflected here does not correspond to the Partnership's capital account balance in the Joint Venture.

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


 CLOVER INCOME PROPERTIES II, L.P.
 NOTES TO FINANCIAL STATEMENTS
 SEPTEMBER 30, 1995
 (Unaudited)

2.  TRANSACTIONS WITH AFFILIATES (continued):

  Transactions with affiliates are summarized below:


                                             Management          Reimbursable
                                             __Fees                  Costs

       Amount payable at
       January 1, 1995                       $        -          $   2,000

      Incurred during the nine months
       ended September 30, 1995                       -              7,660

      Payments made in 1995                           -             (9,660)


      Amount payable at
         September 30, 1995                  $        -         $        -


3.  SUBSEQUENT DISTRIBUTION:

In October 1995, the partnership received a $26,819 distribution from the Willowbrook Joint Venture.
Additionally in October 1995, the Partnership made a cash distribution of $55,103 to the limited partners and $557 to the general partner.

4.  GENERAL:

The financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of the results for the interim period presented.
Such adjustments are of a normal recurring nature.



 THE WILLOWBROOK JOINT VENTURE
 BALANCE SHEETS
 (Unaudited)

 ASSETS


                                                 September 30,    December 31,
                                                     1995             1994


CURRENT ASSETS
   Cash                                           $    134,911     $   193,081
   Prepaid expenses                                    208,770         136,682
   Rents receivable                                      6,857             868
        Total current assets                           350,538         330,631

INVESTMENT PROPERTY, at cost                        13,420,164      13,378,885
   Less - accumulated depreciation                  (3,905,160)     (3,520,401)
     Net investment property                         9,515,004       9,858,484

OTHER ASSETS
   Utility deposit                                       1,100           1,100

TOTAL ASSETS                                      $  9,866,642    $ 10,190,215


 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable                               $          -    $     17,447
   Accrued expenses                                     30,778          26,563
   Tenants' security deposits                           33,342          40,748
   Prepaid rents                                        10,030           8,936
   Due to affiliate                                    326,279         326,240
        Total current liabilities                      400,429         419,934

PARTNERS' CAPITAL
   Clover Income Properties, L.P.                    3,736,160       3,866,638
   Clover Income Properties II, L.P.                 3,736,160       3,866,638
   Clover Income Properties III, L.P.                1,993,893       2,037,005
        Total partners' capital                      9,466,213       9,770,281

TOTAL LIABILITIES AND PARTNERS' CAPITAL           $  9,866,642    $ 10,190,215


 The accompanying notes are an integral part of these statements.


 THE WILLOWBROOK JOINT VENTURE
 STATEMENTS OF OPERATIONS
 (Unaudited)



                                             For the Nine Months Ended
                                        September 30,1995    September 30, 1994


REVENUES
Rental income                           $  1,500,565         $ 1,514,541
Other income                                  22,395              41,542
Interest income                                  848               2,645
     Total revenues                        1,523,808           1,558,728



EXPENSES
Depreciation                                 384,759             383,988
Operating expenses (Including
 affiliate transactions of $16,977 and
 $89,057 for the nine months
 ended 9/30/95 and 9/30/94,
 respectively)                               873,438             931,413
Professional services                          7,179               7,128
General & administrative                           -               8,388
     Total expenses                        1,265,376           1,330,917
NET INCOME                             $     258,432         $   227,811


 The accompanying notes are an integral part of these statements.


 THE WILLOWBROOK JOINT VENTURE
 STATEMENTS OF OPERATIONS
 (Unaudited)


                                             For the Three Months Ended
                                        September 30, 1995  September 30, 1994


REVENUES
Rental income                            $   503,225         $   500,366
Other income                                   8,778               8,010
Interest income                                  318                 833
     Total revenues                          512,321             509,209


EXPENSES
Depreciation                                 128,253             128,206
Operating expenses (Including
 affiliate transactions of $114 and
 $29,163 for the three months
 ended 9/30/95 and 9/30/94,
 respectively)                               343,144             327,668
Professional services                          2,231               2,662
General & administrative                           -               5,467
     Total expenses                          473,628             464,003

NET INCOME                               $    38,693         $    45,206


 The accompanying notes are an integral part of these statements.


 THE WILLOWBROOK JOINT VENTURE
 STATEMENTS OF PARTNERS' CAPITAL
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
 (Unaudited)


                        Clover         Clover          Clover
                             Income         Income          Income
                           Properties,    Properties      Properties
                               L.P.         II, L.P.       III, L.P.      Total


Balance January 1, 1995    $ 3,866,638    $ 3,866,638    $ 2,037,005    $ 9,770,281


Net income                     110,893        110,893         36,646        258,432

Partners' distributions       (241,371)      (241,371)       (79,758)      (562,500)

Balance September 30, 1995 $ 3,736,160    $ 3,736,160    $ 1,993,893    $ 9,466,213


 The accompanying notes are an integral part of these statements.


 THE WILLOWBROOK JOINT VENTURE
 STATEMENTS OF CASH FLOWS
 (Unaudited)


                                                        For the Nine Months Ended
                                                   September 30,      September 30,
                                                       1995             1994

OPERATING ACTIVITIES

   Cash received from rentals                      $  1,495,670      $    1,517,689
   Other income received                                 22,395              41,542
   Interest income received                                 848               2,645
   Cash paid for operating expenses                    (973,304)         (1,002,733)
   Net cash provided by operating activities            545,609             559,143

INVESTING ACTIVITIES

   Cash paid for investment property                    (41,279)            (62,266)


FINANCING ACTIVITIES

   Partners' distributions                             (562,500)           (562,500)
   Partners' contributions                                    -               9,592
      Net cash (used in) financing activities          (562,000)           (552,908)


   NET (DECREASE) IN CASH                               (58,170)            (56,031)

   Cash, beginning of period                            193,081             178,813
   Cash, end of period                             $     134,911        $    122,782


 The accompanying notes are an integral part of these statements.


 THE WILLOWBROOK JOINT VENTURE
 STATEMENTS OF CASH FLOWS
 (Unaudited)


                                            For the Nine Months Ended
                                                   September 30,   September 30,
                                                      1995            1994


RECONCILIATION OF NET INCOME
TO CASH PROVIDED BY OPERATING ACTIVITIES

NET INCOME                                        $   258,432      $   227,811

Adjustments
  Depreciation                                        384,759          383,988
  (Increase) in prepaid expenses                      (72,088)         (51,034)
  (Increase) in rents receivable                       (5,989)          (3,154)
  (Decrease) increase in accounts payable             (17,447)          11,770
  Increase (decrease) in accrued expenses               4,215              (74)
  (Decrease) in security deposits                      (7,406)          (4,847)
  Increase in prepaid rents                             1,094            6,302
  Increase (decrease) in due to affiliates                 39          (11,619)

Total adjustments                                     287,177          331,332
NET CASH PROVIDED BY OPERATING ACTIVITIES         $   545,609      $   559,143


 The accompanying notes are an integral part of these statements.

 THE WILLOWBROOK JOINT VENTURE
 NOTES TO FINANCIAL STATEMENTS
 SEPTEMBER 30, 1995
 (Unaudited)

Readers of this quarterly report should refer to the Joint
Venture's audited financial statements as of December 31, 1994, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.  INVESTMENT PROPERTY:

On December 17, 1987, the Joint Venture acquired the
Willowbrook Apartments, a mid-rise apartment complex comprising 299 apartment units contained in eight five-story buildings. The complex is located in Baltimore, Maryland.
The following is a summary of investment property as of September 30, 1995.



     Land                                         $ 1,421,205
      Building                                      11,003,748
      Furniture and fixtures                           995,211
                                                    13,420,164
           Less: Accumulated depreciation           (3,905,160)
                                                   $ 9,515,004


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

The general partners of CIP, CIP II and CIP III and their affiliates were entitled to reimbursement for administrative services rendered to the Joint Venture and direct expenses of operations and goods and services used by and for the Joint Venture. For the nine months ended September 30, 1995, $4,227 of such costs were incurred by the Joint Venture.



 THE WILLOWBROOK JOINT VENTURE
 NOTES TO FINANCIAL STATEMENTS
 SEPTEMBER 30, 1995
 (Unaudited)

2.  TRANSACTIONS WITH AFFILIATES (continued):

 Transactions with affiliates are summarized below:


                                              Management           Reimbursable
                                              Fees                 Costs


Amount payable at January 1, 1995             $     319,132        $      7,108
Incurred during nine months
 ended September 30, 1995                     $      12,750        $      4,227
Payments made during 1995                           (12,750)             (4,188)
Amount payable at
 September 30, 1995                           $     319,132        $      7,147


3.  SUBSEQUENT DISTRIBUTIONS:

In October, 1995, the Joint Venture paid total distributions of $62,500 to its partners.

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

     On September 30, 1995, the Partnership had cash on hand of $206,782, as compared to $209,407 on December 31, 1994. These funds, along with future operating cash flow, will be utilized for working capital needs and for distributions to the Limited
Partners.

     The Partnership's net cash flow from operations was $174,983 for the nine months ended September 30, 1995 as compared to net cash used in operations of $41,435 for the same period in 1994. The increase in cash flow is primarily the result of a decrease in cash paid for expenses, partially offset by a decrease in cash received from rentals as a result of the sale of the Knolls on July 1, 1994.

     The Willowbrook Joint Venture's net cash flow from operations was $545,609 for the nine months ended September 30, 1995 as compared to $559,143 for the same period in 1994. The decrease in cash flow from operations over the period was due to a decrease in cash received from rentals, interest and other income, partially offset by a decrease in cash paid for operating expenses.

     The General Partner believes that the Partnership's current and future cash flows will be sufficient to meet the Partnership's liquidity requirements, absent unanticipated operating cost increases or adverse market conditions.

     As of September 30, 1995, the Partnership had paid all outstanding amounts owed to Clover and its affiliates. As of September 30, 1995, The Willowbrook Joint Venture, however, owed a total of $326,279 to Clover and its affiliates, including $7,147 for reimbursable costs and $319,132 for accrued property management fees. The payment of such amounts will be made from The Willowbrook Joint Venture's cash flow when available and from the proceeds of any sales or refinancing of the assets of The Willowbrook Joint Venture.

     During the second quarter of 1995, one elevator at Willowbrook Apartments was replaced for a total cost of $22,857. During the third quarter of 1995, air conditioning equipment was purchased at a cost of $18,422. These amounts are reflected in cash paid for investing activities. One common area hallway has been recarpeted and painted and additional common areas are scheduled to be recarpeted and painted during the last quarter of 1995. A roof replacement and plans to resurface and restripe the parking lot originally planned for 1995 have been indefinitely postponed.

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

     On August 17, 1995, the partners of NPI agreed to sell their interest in NPI to an affiliate of Insignia Financial Group, Inc. ("Insignia"). According to Commercial Property News and the National Multi-Housing Council, Insignia is the largest property manager in the United States. The sale of the partnership interests in NPI is subject to certain conditions and is expected to close in January 1996. The General Partner does not believe this transaction will have a significant impact on the Partnership.

Results of Operations

     Three and Nine Months Ended September 30, 1995 vs.
     September 30, 1994

     Until the sale of the Knolls at Newgate Apartments, the Partnership earned revenues primarily from rental income from the Knolls. Revenues from the Willowbrook Apartments are not included in Partnership revenues.

     There was no other income for the three and nine months ended September 30, 1995 as compared to $2,728 and $40,226 for the same periods in 1994. The decrease in other income for the three and nine month periods ended September 30, 1995 was primarily due to refunds of state income tax overpayments received in the first quarter of 1994 and other income received by the Knolls in 1994.

     There were no operating expenses for the three and nine months ended September 30, 1995 due to the sale of the Knolls
Apartments in 1994.

     The Partnership's loss before depreciation and amortization for the three months ended September 30, 1995 was $26,600 as compared to $2,284,323 for the same period in 1994. For the nine months ended September 30, 1995, the Partnership had income before depreciation and amortization of $43,358 as compared to a loss before depreciation and amortization of $2,266,200 for the same period in 1994. The decreased loss is primarily due to the loss on the sale of The Knolls, which was recorded in the third quarter of 1994, somewhat offset by forgiveness of debt, also recorded in the third quarter of 1994, and by increased legal and accounting fees incurred in the third quarter of 1995 in connection with efforts to sell the Willowbrook Apartments. Income before depreciation and amortization for the nine months ended September 30, 1995 also improved due to the sale of The Knolls and to $80,860 of legal costs incurred in 1994 which were not recurring.

     Rental income for the Willowbrook Apartments, as operated by The Willowbrook Joint Venture, for the three and nine months ended September 30, 1995 was $503,225 and $1,500,565 as compared to $500,366 and $1,514,541 for the same periods in 1994. Other income for the three and nine months ended September 30, 1995 was $8,778 and $22,395 as compared to $8,010 and $41,542 for the same periods in 1994. Interest income for the three and nine months ended September 30, 1995 was $318 and $848 as compared to $833 and $2,645 for the same periods in 1994. The decrease in rental income for the nine months ended September 30, 1995, as compared to the same period in 1994, is primarily the result of a decrease in average rental rates over the period.

     The average effective rental rates for the Willowbrook Apartments for the three and nine months ended September 30, 1995 were $1,786 and $5,360 as compared to $1,787 and $5,409 for the same periods in 1994. The average occupancy for the Willowbrook Apartments for the three and nine months ended September 30, 1995 was 94.2% and 93.6% as compared to 93.5% and 93.5% for the same periods in 1994.

     Operating expenses for the Willowbrook Apartments for the three and nine months ended September 30, 1995 were $343,144 and $873,438 as compared to $327,668 and $931,413 for the same periods in 1994. The increase in operating expenses for the three months ended September 30, 1995, as compared to the same period in 1994, is primarily due to increased costs of painting, wallcovering, carpet replacement and advertising incurred during the third quarter of 1995, partially offset by lower utility costs. The decrease in operating expenses for the nine months ended September 30, 1995, as compared to the same period in 1994, is primarily the result of decreased utility expense due to the very mild winter in the first quarter of 1995 as well as decreased salaries and wages.
 Additionally, snow removal was $860 in the first quarter of 1995, compared to $9,380 in the same period of 1994.

     The Joint Venture's income before depreciation and amortization for the three and nine months ended September 30, 1995 was $166,946 and $643,191 as compared to $173,412 and
$611,799 for the same periods in 1994. The decrease in income before depreciation and amortization for the three months ended September 30, 1995, as compared to the same period in 1994, is primarily due to increased operating expenses, partially offset by slightly higher rental income. The increase in income before depreciation and amortization for the nine months ended September 30, 1995, as compared to the same period in 1994, is primarily due to decreased operating expenses, partially offset by decreases in rental, other and interest incomes.

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


                            CLOVER INCOME PROPERTIES II, L.P.
                                      (Registrant)

                             By: C.I.P. II Management Corp.


                                 By: /S/  Donald N. Love
                                     Donald N. Love, President

                                 By: /S/  Stanley E. Borucki
                                     Stanley E. Borucki, Treasurer



Date:  November 13, 1995

??