Form 10-K405
period 1995-12-31
CLOVER INCOME PROPERTIES II L P
filed 1996-04-01
CIK 818671

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                       or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                         Commission File Number 0-17689

                       CLOVER INCOME PROPERTIES II, L.P.
             (Exact name of registrant as specified in its charter)


    DELAWARE                                               22-2811188
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


    23 W. Park Avenue, Merchantville, NJ                          08109
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code             (609) 662-1116
- --------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:   Units of Limited
Partnership Interest.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The registrant has no voting stock. The registrant's outstanding voting securities consist of units of limited partnership interest which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

Documents incorporated by reference: The Prospectus of the registrant dated September 18, 1987 filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933 on September 30, 1987 is incorporated herein by reference in Parts I, II and III of this Annual Report on Form 10-K, and Supplement No. 3 to the Prospectus dated September 12, 1988 and filed with the Commission as part of Post-Effective Amendment No. 4 to the Registrant's Registration Statement on September 13, 1988 is incorporated by reference in Part I of this Annual Report on Form 10-K. Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 1996 is incorporated by reference in Part I of this Annual Report on Form 10-K.



                                     PART I

Item 1.  Business

         The Registrant, Clover Income Properties II, L.P. (the "Partnership"), is a limited partnership formed in June 1987 under the Revised Uniform Limited Partnership Act of the State of Delaware to invest in existing income-producing residential real estate properties. C.I.P. II Management Corp., a New Jersey corporation which is a wholly-owned subsidiary of Clover Financial Corporation ("Clover"), a New Jersey Corporation, is the General Partner (the "General Partner") of the Partnership. The Partnership sold $17,432,290 of units (the "Units") of limited partnership interest in a public offering made pursuant to a Prospectus (the "Prospectus") contained in the Partnership's Registration Statement on Form S-11 under the Securities Act of 1933 (No. 33-15487). The Partnership supplemented the Prospectus by supplements dated December 29, 1987 and June 9, 1988, and by supplement dated September 12, 1988 (the "Supplement") which incorporated and superseded the two previous supplements.

         On July 1, 1994, the Partnership sold its entire interest in the Knolls at Newgate Apartments (the "Knolls"), a 144-unit garden apartment complex located in Centreville, Fairfax County, Virginia, together with all related improvements and intangible and tangible personal property, to United Dominion Realty Trust, Inc. ("United Dominion") for a cash purchase price of $3,750,000. United Dominion acquired the land, which was formerly subject to a long-term ground lease, from the owner of the land for $1,550,000. Both United Dominion and the owner of the land are unaffiliated with the General Partner, and the sale of the Knolls and the land was negotiated on an arms-length basis. The Partnership incurred expenses of $46,556 in connection with the sale, which were paid from the proceeds of the sale. The Partnership also set aside additional working capital reserves of $76,879 at the time of the sale. No expenses or commissions were paid to the General Partner or its affiliates in connection with the sale. The General Partner did not receive any proceeds of the sale.

         The Partnership had acquired the Knolls in April 1989, generally upon the terms discussed under "Real Property Investments - The Knolls at Newgate" at pages 4-7 of the Supplement, which discussion is incorporated herein by reference. The Partnership purchased the Knolls from an affiliate at a purchase price of $6,864,301 (the price paid by the affiliate plus its net acquisition and carrying costs), plus acquisition expenses of $14,615 and an acquisition fee paid to the General Partner in the amount of $225,738.

         The Partnership continues to own a 42.91% interest in The Willowbrook Joint Venture, a joint venture among the Partnership, Clover Income Properties, L.P. ("CIP") and Clover Income Properties III, L.P. ("CIP III"), both of which are affiliates of the Partnership. The Willowbrook Joint Venture owns The Willowbrook Apartments, a 299-unit mid-rise residential apartment complex located in Baltimore, Maryland, which it acquired on December 17, 1987, at a purchase price of $12,500,000.

         The Partnership and CIP each acquired a 50% interest in The Willowbrook Joint Venture in December 1987 for an investment by each of $6,450,000. In April 1992, the interest of each of the Partnership and CIP in The Willowbrook Joint Venture was reduced to 42.91% as a result of a purchase by CIP III, an affiliate of the Partnership, of a 14.18% interest for a cash purchase price of $2,200,000. In the transaction, the Partnership and CIP each received a distribution from The Willowbrook Joint Venture in the amount of $1,100,000. The Partnership incurred $10,758 in expenses, including legal, appraisal, accounting, title insurance and miscellaneous expenses, in connection with the transaction, which amounts were paid from the distribution. Reference is made to the Prospectus and the Supplement for a more detailed discussion of The Willowbrook Joint Venture, The Willowbrook Apartments and the acquisition of The Willowbrook Apartments, which discussions are incorporated herein by reference.

         The Willowbrook Apartments are subject to risks, including competition from other rental apartment and townhouse developments in the Baltimore area, adverse local market conditions due to changes in economic conditions in the Baltimore market, the Mid-Atlantic region or nationally, area characteristics, interest rates, availability and cost of insurance coverage, changes in real estate tax rates or laws, rising utilities costs and operating expenses, rent control, governmental regulations, acts of God and other factors which are beyond the control of the Partnership.

         Services at Willowbrook Apartments are performed by on-site personnel all of whom are employees of NPI-CL Management L.P. ("NPI"), an unaffiliated third party. Such services are provided pursuant to a written agreement providing for fees equal to 5% of the gross revenues from the Willowbrook Apartments. NPI replaced Allstate Management Corp., an affiliate of the General Partner, as the property manager effective February 21, 1995. At the same time, other partnerships affiliated with the General Partner also engaged NPI as a property manager at rates equivalent to the rates previously paid to the prior property manager of each partnership.

         In January 1996, NPI was acquired by an affiliate of Insignia Financial Group, Inc. According to Commercial Property News and the National Multi-Housing Council, Insignia, together with its affiliates is the largest property manager in the United States. The General Partner does not believe this transaction will have a significant impact on the Partnership.

         On February 7, 1996, the Willowbrook Joint Venture, Berwind Property Group, Inc. ("Berwind") and First Montgomery Properties, Ltd. ("First Montgomery", and with Berwind, the "Buyers") executed an Agreement of Sale (as amended, the "Sale Agreement") concerning the sale of Willowbrook Apartments (the "Sale").

         Pursuant to the terms of the Sale Agreement, the Buyers have agreed to purchase The Willowbrook Apartments for a purchase price of $10,500,000 (less a $315,000 credit for capital improvements). The completion of the Sale is contingent upon the approval of the holders of more than 50% of the outstanding Units and the holders of more than 50% of the outstanding units of limited partnership interest in each of CIP and CIP III. In addition, for a period of 90 days from the date of the execution of the Sale Agreement, the Buyers have the right to cancel and terminate the Sale Agreement for any reason whatsoever. The Sale is described in a Form 8-K filed with the Commission pursuant to the Securities Exchange Act of 1934 on March 4, 1996 and such description is incorporated herein by reference.

         Reference is made to Item 7. Management's Discussion and Analysis of

Financial Condition and Results of Operations for a further discussion of the operations of the Partnership's business.

Item 2.  Properties

         The Partnership owns a 42.91% interest in The Willowbrook Joint Venture which owns The Willowbrook Apartments. Reference is made to Item 1. Business, for a description of The Willowbrook Apartments and The Willowbrook Joint Venture.

         The Willowbrook Joint Venture continued with its operational program put in place in 1993 which was established to maintain and enhance the overall appearance and physical condition of The Willowbrook Apartments. As part of this program, in 1995 one elevator was replaced at a cost of $22,857; air conditioning equipment was purchased at a cost of $18,422 and other capital improvements were made at a cost of $11,833. In addition, common area hallways were recarpeted in 1995. In 1994 one roof was replaced, large areas of sidewalks were also replaced, apartment interiors were fully repainted as needed as well as updated with appliances and carpeting as needed and tiles were repaired and replaced in the pool area for a combined cost of $133,141. Major projects planned for 1996 at The Willowbrook Apartments at an estimated total cost of $188,000 include the replacement of carpets and tiles, the resurfacing of the parking lot and the painting of certain hallways. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Funding for these projects is anticipated to be fully provided by the Willowbrook Apartments' operating cash flow. It is not anticipated that the completion of these projects will cause any increase in the realty taxes at The Willowbrook Apartments.

         The average occupancy rates at The Willowbrook Apartments for the five years ended December 31, 1991, 1992, 1993, 1994 and 1995 were 94.1%, 90.1%,
88.7%, 93.3% and 93.9%, respectively, and the average effective annual rentals per unit for those five years were $7,128, $7,350, $7,270, $7,218 and $7,180, respectively. The realty tax rates for the Willowbrook Apartments for the periods ended June 30, 1994, June 30, 1995 and June 30, 1996 were $61.60, $60.60 and $60.60, respectively, per $1,000 of assessed value, resulting in annual realty taxes of $298,778, $267,996 and $267,996, respectively.

         The General Partner believes that The Willowbrook Apartments are adequately covered by insurance.

Item 3.  Legal Proceedings

         There are no material pending legal proceedings to which the Partnership is a party or to which its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.



                                    PART II

Item 5. Market for the Partnership's Units of Limited Partnership Interests and Related Security Holder Matters

         There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. Transferability of Units is subject to substantial restrictions, including limitations contained in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), included as an Exhibit to the Prospectus and incorporated herein by reference. As of March 28, 1996, 1,670 limited partners held 17,500 Units.

         Cash distributions, if any, to be distributed to the partners of the Partnership are described at pages 23-24 in the Prospectus and such description is incorporated herein by reference. Distributions for 1995 and 1994 were paid quarterly in the annual amounts set forth under Item 6. Selected Financial Data.

         The General Partner maintains a policy that the only cash distributions made to the Partnership's limited partners are distributions of "net cash receipts," as defined on page A-4 of the Prospectus, which definition is incorporated herein by reference (other than distributions of proceeds from the sale of Partnership property or the liquidation of the Partnership). The total net cash receipts of the Partnership from inception through December 31, 1995 were $9,984,039 (including $3,703,444 from the sale of Knolls). Of that amount, $9,743,450 has been distributed to the Partnership's limited partners through December 31, 1995, and $55,676 was subsequently distributed in January 1996 with respect to the quarter ended December 31, 1995. Except for the April 1992 distribution of $1,000,000 of the proceeds from the reduction of the Partner-ship's interest in The Willowbrook Joint Venture and the July 15, 1994 distribution which included $3,446,975 of the proceeds from the sale of Knolls:
(i) all distributions to partners have been funded by current year net cash receipts and undistributed net cash receipts from prior years; (ii) all distributions have been made on a quarterly basis; and (iii) none of the distributions represent the return to the partners of any part of their original investments.

         On or about July 15, 1994, the Partnership distributed $3,550,050 to its Limited Partners, including $3,446,975 of net sales proceeds and $103,075 of second quarter cash flow, representing a distribution of $202.86 for each Unit of limited partnership interest owned. The Partnership also distributed $1,041 of second quarter cash flow to the General Partner; however, the General Partner received no proceeds from the sale of the Knolls. See Item 1. Business.

Item 6.  Selected Financial Data

                   Year Ended    Year Ended    Year Ended    Year Ended    Year Ended
                  December 31,  December 31,  December 31,  December 31,  December 31,
                     1995          1994          1993          1992          1991
Total revenues    $     3,725   $   488,796   $ 1,005,324   $   859,290   $   818,905

Share of joint
  venture income  $   126,666   $   133,322   $   107,751   $   226,577   $   224,410
Net income (loss) $    29,323   $(2,387,181)  $   143,160   $   440,676   $   165,032
Net income (loss)
  per Unit        $      1.54   $   (135.24)  $      7.87   $     15.13   $      8.93
Cash distribution
  per Unit        $     13.20   $    218.39   $     30.64   $     91.14   $     50.00
Total assets at
  end of period   $ 4,521,563   $ 4,726,258   $11,269,350   $11,658,064   $12,850,676
Long-term debt    $     --      $    --       $     --      $     --      $     --


         The above selected financial data should be read in conjunction with the financial statements for the Partnership appearing in Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources

         The Partnership's only remaining interest in real estate is a 42.91% interest in the Willowbrook Joint Venture, which owns the Willowbrook Apartments. Consequently, the Partnership's primary remaining source of operating cash flow will be distributions from the Willowbrook Joint Venture.

         On December 31, 1995, the Partnership had cash on hand of $231,081 as compared to $209,407 on December 31, 1994. These funds, along with future operating cash flow, will be utilized for working capital needs and for distributions to the Limited Partners.

         The Partnership's net cash flow from operations was $254,942 for 1995, $33,582 for 1994 and $572,158 for 1993. The increase in net cash flow from operations for 1995 as compared to 1994, was primarily due to a decrease in cash paid for expenses, partially offset by a decrease in cash received from rentals and other income as a result of the sale of the Knolls on July 1, 1994. The decrease in net cash flow from operations for 1994 as compared to 1993, was primarily due to a decrease in cash received from rentals as a result of the sale of the Knolls and an increase in cash paid for expenses.

         The Willowbrook Joint Venture's net cash flow from operations was $786,393 for 1995 as compared to $816,941 for 1994 and $700,012 for 1993. The decrease in cash flow from operations for 1995, as compared to 1994, was due to a decrease in cash received from rentals, interest and other income. The increase in cash flow from operations in 1994, as compared to 1993, was primarily due to an increase in cash received from rentals combined with an increase in other income and a decrease in cash paid for operating expenses.

         The General Partner believes that the Partnership's current and future cash flows will be sufficient to meet the Partnership's liquidity requirements over the next twelve months and the forseeable future absent any unanticipated cost increases or adverse market conditions.


         As of December 31, 1995, the Partnership had paid all outstanding amounts owed to the General Partner and its affiliates. As of December 31, 1995, The Willowbrook Joint Venture, however, owed a total of approximately $326,000 to Allstate Management Corp., an affiliate of the General Partner, for reimbursable costs and accrued and unpaid property management fees. The payment of such amounts will be made from The Willowbrook Joint Venture's cash flow when available and from the proceeds of any sales or refinancing of the assets of The Willowbrook Joint Venture.

         During 1995, one elevator was replaced at a cost of $22,857; air conditioning equipment was purchased at a cost of $18,422 and other capital improvements were made at a cost of $11,833. These amounts are reflected in the Statement of Cash Flows as cash paid for investing activities. In addition, common area hallways were recarpeted in 1995. Major projects planned for 1996 at The Willowbrook Apartments, at an estimated total cost of $188,000, include the replacement of carpets and tiles, the resurfacing of the parking lot and the painting of certain hallways. Funding for these projects will be provided by the Willowbrook Joint Venture's operating cash flow. It is not anticipated that these projects will cause any increase in the realty taxes at The Willowbrook Apartments.

Results of Operations

         Until the sale of the Knolls, the Partnership earned revenues primarily from rental income from the Knolls. Revenues from the Willowbrook Apartments are not included in Partnership revenues.

         No rental income was recorded in 1995. Rental income was $443,084 in 1994 as compared to $952,004 in 1993. The decrease in 1995 from 1994 and in 1994 from 1993 was the result of the sale of the Knolls on July 1, 1994. No other income was recorded in 1995, compared to other income of $37,771 in 1994 and $47,695 in 1993. The decrease in 1995 as compared to 1994 is due to refunds of state tax overpayments recorded in 1994 and the elimination of other income from the Knolls. The decrease in 1994 as compared to 1993 is due to the sale of the Knolls, partially offset by the state tax refund.

         Operating expenses were $3,940 for 1995, $442,280 for 1994 and $691,076 for 1993. The decrease in 1995 and in 1994 was due to the sale of the Knolls. Operating expenses were 99.8% of rental income in 1994 as compared to 72.6% in 1993. The increase from 1993 to 1994, as a percentage of rental income, is primarily due to increases in snow and trash removal costs, higher utility costs and expenses incurred to prepare the Knolls property for the sale.

         The Partnership had income before depreciation and amortization was $53,758 in 1995, compared to a loss of $2,252,618 in 1994 and income of $372,995 in 1993. The increase in income before depreciation and amortization in 1995 as compared to 1994, was primarily due to the loss of approximately $2.4 million incurred in 1994 on the sale of the Knolls, the elimination of operating expenses in 1995 and the non-recurring cost of legal proceedings in 1994, partially offset by the elimination of rental income, legal and accounting fees incurred during 1995 in connection with efforts to sell the Willowbrook Apartments and forgiveness of debt recorded in 1994. The decrease from income before depreciation and amortization in 1993 to a loss in 1994 is primarily due to the loss on the sale of the Knolls in 1994, a decrease in rental and other income due to the sale of the Knolls and the cost of legal proceedings incurred in 1994, partially offset by a decrease in operating expenses and by the forgiveness of debt recorded in 1994.

         Rental income for the Willowbrook Apartments, as operated by the Willowbrook Joint Venture, was $2,013,638 in 1995 as compared to $2,013,518 in 1994 and $1,928,002 in 1993. Other income was $34,414 in 1995 as compared to $48,416 in 1994 and $34,772 in 1993. Interest income was $1,051 in 1995 as compared to $3,032 in 1994 and $5,135 in 1993.

         Rental income for 1995 was virtually unchanged from 1994. A slight improvement in occupancy rates was essentially offset by a slight decrease in rental rates. The increase in rental income for 1994 as compared to 1993 was primarily due to an increase in occupancy. The increase in other income from 1993 to 1994 and the decrease from 1994 to 1995 is primarily attributable to a $17,000 refund of health benefit overpayments received in 1994. Interest income decreased in 1994 and 1995 due to lower cash balances being maintained.

         The average effective rental rates for the Willowbrook Apartments were $7,180 in 1995, $7,218 in 1994 and $7,270 in 1993. The average occupancy was
93.9% in 1995, 93.3% in 1994 and 88.7% in 1993.

         Operating expenses for the Willowbrook Apartments for 1995 were $1,225,052 as compared to $1,219,161 for 1994 and $1,186,441 for 1993. The slight increase in 1995 over 1994 was primarily due to increases in advertising expenses and repairs and maintenance, substantially offset by a decrease in real estate taxes resulting from a reduction in the property tax rates from the period ended June 30, 1994 to the period ended June 30, 1995. The increase in operating expenses for 1994 over 1993 was primarily due to increases in salaries and wages, repairs and maintenance and utilities, partially offset by decreases in advertising and marketing expenses and decreases in real estate taxes from the period ended June 30, 1993 to the period ended June 30, 1994.

         The Willowbrook Joint Venture's income before depreciation and amortization was $810,034 for 1995 as compared to $822,943 for 1994 and $759,619 for 1993. The decrease in income before depreciation and amortization in 1995 as compared to 1994 is due to a decrease in other income combined with increases in operating expenses and professional services, partially offset by a decrease in general and administrative expenses. The increase in income before depreciation and amortization in 1994 as compared to 1993 is due to increases in rental and other income, partially offset by increases in operating expenses.




Item 8.  Financial Statements and Supplementary Data.

                                     INDEX

                                                            Page

Report of Independent Certified Public                       F-1
Accountants for Clover Income Properties
II, L.P.

Clover Income Properties II, L.P. Balance                    F-2
Sheets as of December 31, 1995 and 1994

Clover Income Properties II, L.P. Statements                 F-3
of Operations for each of the three years in the period ended December 31, 1995

Clover Income Properties II, L.P. Statements                 F-4
of Partners' Capital for each of the three years in the period ended December 31, 1995

Clover Income Properties II, L.P. Statements                 F-5
of Cash Flows for each of the three years in the period ended December 31, 1995

Clover Income Properties II, L.P. Summary                    F-7
of Significant Accounting Policies

Clover Income Properties II, L.P. Notes                      F-9
to Financial Statements

Report of Independent Certified Public                       F-18
Accountants for The Willowbrook Joint Venture

The Willowbrook Joint Venture Balance                        F-19
Sheets as of December 31, 1995 and 1994

The Willowbrook Joint Venture Statements of                  F-20
Income for each of the three years in the period ended December 31, 1995

The Willowbrook Joint Venture Statements of                  F-21
Partners' Capital for each of the three years in the period ended December 31, 1995

The Willowbrook Joint Venture Statements of                  F-22
Cash Flows for each of the three years in the period ended December 31, 1995

The Willowbrook Joint Venture Summary                        F-24
of Significant Accounting Policies

The Willowbrook Joint Venture Notes                          F-25
to Financial Statements


Financial Statement Schedules

Clover Income Properties II, LP Schedule III                 F-29
Real estate and accumulated depreciation for each of the three years in the period ended
December 31, 1995

The Willowbrook Joint Venture Schedule III                   F-30
Real estate and accumulated depreciation for each of the three years in the period ended
December 31, 1995



                       [LETTERHEAD OF BDO SEIDMAN, LLP]

Report of Independent Certified Public Accountants

Clover Income Properties II, L.P.
Merchantville, New Jersey

We have audited the accompanying balance sheets of Clover Income Properties II, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clover Income Properties II, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                       /s/ BDO Seidman, LLP
                                       BDO SEIDMAN, LLP

January 30, 1996, except
  for Note 3 which is
  February 7, 1996


                       Clover Income Properties II, L.P.

                                Balance Sheets

- --------------------------------------------------------------------------------

December 31,                                               1995           1994
- --------------------------------------------------------------------------------
Assets

Cash                                                 $  231,081     $  209,407

State tax refund receivable                                   -          6,772

Other deferred costs, less accumulated amortization
  of $191,406 in 1995 and $166,971 in 1994              293,217        317,652

Investment in The Willowbrook
  Joint Venture, at equity                            3,997,265      4,192,427
- -------------------------------------------------------------------------------

                                                     $4,521,563     $4,726,258
- -------------------------------------------------------------------------------


- -------------------------------------------------------------------------------

December 31,                                               1995           1994
- -------------------------------------------------------------------------------
Liabilities and Partners' Capital

Liabilities
  Accrued expenses                                   $   19,500     $   18,250
  Due to general partner and affiliates                       -          2,000
- --------------------------------------------------------------------------------
Total liabilities                                        19,500         20,250
- --------------------------------------------------------------------------------


Commitments and Contingencies

Partners' capital
  General partner (deficiency)                          (24,181)       (24,181)
  Limited partners                                    4,526,244      4,730,189
- -------------------------------------------------------------------------------
Total partners' capital                               4,502,063      4,706,008
- -------------------------------------------------------------------------------
                                                     $4,521,563     $4,726,258
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.


                       Clover Income Properties II, L.P.

                           Statements of Operations

- --------------------------------------------------------------------------------

Year ended December 31,                         1995          1994         1993
- --------------------------------------------------------------------------------
Revenues
  Rental income                             $      -   $   443,084   $  952,004
  Other income                                     -        37,771       47,695
  Interest income                              3,725         7,941        5,625
- -------------------------------------------------------------------------------
Total revenues                                 3,725       488,796    1,005,324
- -------------------------------------------------------------------------------
Expenses
  Operating expenses (including
    affiliate transactions of $24,005 in
    1994 and $77,274 in 1993)                  3,940       442,208      691,076
  Depreciation and amortization               24,435       134,563      229,835
  Costs of legal proceedings                       -        98,065            -
  Professional services                       63,643        25,819       36,675
  General and administrative                   9,050        10,590       12,329
- -------------------------------------------------------------------------------
Total expenses                               101,068       711,245      969,915
- -------------------------------------------------------------------------------
Operating (loss) income                      (97,343)     (222,449)      35,409

Share of income from The Willowbrook
  Joint Venture                              126,666       133,322      107,751
- -------------------------------------------------------------------------------
Income (loss) before (loss) on sale
  of Knolls at Newgate                        29,323       (89,127)     143,160

(Loss) on sale of Knolls at Newgate                -    (2,418,097)           -
- -------------------------------------------------------------------------------
Income (loss) before extraordinary item       29,323    (2,507,224)     143,160

Extraordinary item, forgiveness of debt            -       120,043            -
- -------------------------------------------------------------------------------
Net income (loss)                           $ 29,323   $(2,387,181)    $143,160
- -------------------------------------------------------------------------------
Income (loss) per limited partnership unit
  before extraordinary item                 $   1.54   $   (142.05)    $   7.87

Extraordinary item per limited partnership
  unit                                             -          6.81            -
- -------------------------------------------------------------------------------
Net income (loss) per limited partnership
  unit                                      $   1.54   $   (135.24)    $   7.87
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.


                       Clover Income Properties II, L.P.

                        Statements of Partners' Capital

- --------------------------------------------------------------------------------

                                        General        Limited
                                        Partner       Partners            Total
- -------------------------------------------------------------------------------
Balance, December 31, 1992             $      -     $11,317,255     $11,317,255

Partners' distributions, $30.64
  per limited partnership unit           (5,415)       (536,200)       (541,615)

Net income                                5,415         137,745         143,160
- -------------------------------------------------------------------------------
Balance, December 31, 1993                    -      10,918,800      10,918,800

Partners' distributions, $218.39
  per limited partnership unit           (3,786)     (3,821,825)     (3,825,611)

Net (loss)                              (20,395)     (2,366,786)     (2,387,181)
- -------------------------------------------------------------------------------
Balance, December 31, 1994              (24,181)      4,730,189       4,706,008

Partners' distributions, $13.20
  per limited partnership unit           (2,334)       (230,934)       (233,268)

Net income                                2,334          26,989          29,323
- -------------------------------------------------------------------------------
Balance, December 31, 1995             $(24,181)      4,526,244     $ 4,502,063
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.



                       Clover Income Properties II, L.P.

                           Statements of Cash Flows

- --------------------------------------------------------------------------------

Year ended December 31,                           1995         1994       1993
- -------------------------------------------------------------------------------
Operating activities
  Cash received from rentals                  $      -    $ 438,813  $ 941,791
  Other income received                              -       30,999     47,695
  Interest income received                       3,725        7,941      5,625
  Distributions received from The
    Willowbrook Joint Venture                  321,828      321,828    308,405
  Cash paid for expenses                       (70,611)    (765,999)  (731,358)
- -------------------------------------------------------------------------------
Net cash provided by operating activities      254,942       33,582    572,158
- -------------------------------------------------------------------------------
Investing activities
  Payments made for property                         -            -    (34,557)
  Investment in The Willowbrook Joint Venture        -       (4,116)   (30,836)
  Proceeds from the sale of Knolls at Newgate        -       50,000
  Settlement costs paid from sale of
    Knolls at Newgate                                -      (46,556)         -
- -------------------------------------------------------------------------------
Net cash provided (used) by investing
  activities                                         -    3,699,328    (65,393)
- -------------------------------------------------------------------------------
Financing activities
  Partners' distributions                     (233,268)  (3,825,611)  (541,615)
- -------------------------------------------------------------------------------
Net increase (decrease) in cash                 21,674      (92,701)   (34,850)

Cash, at beginning of year                     209,407      302,108    336,958
- -------------------------------------------------------------------------------
Cash, at end of year                         $ 231,081  $   209,407  $ 302,108
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.



                       Clover Income Properties II, L.P.

                           Statements of Cash Flows

- --------------------------------------------------------------------------------

Year ended December 31,                           1995          1994       1993
- -------------------------------------------------------------------------------
Reconciliation of net income (loss) to net
  cash provided by operating activities
  Net income (loss)                           $ 29,323   $(2,387,181)  $143,160
- -------------------------------------------------------------------------------
  Adjustments
    Depreciation and amortization               24,435       134,563    229,835
    Share of income from The Willowbrook
      Joint Venture                           (126,666)     (133,322)  (107,751)
    Forgiveness of debt                              -      (120,043)         -
    Loss on sale of Knolls at Newgate                -     2,418,097          -
    Distributions received from The
      Willowbrook Joint Venture                321,828       321,828    308,405
    Decrease (increase) in rents receivable          -        13,808    (10,895)
    Decrease (increase) in state tax refund
      receivable                                 6,772        (6,772)         -
    Decrease (increase) in prepaid expenses          -         2,861       (337)
    Increase (decrease) in accounts payable      1,250        18,152     (1,301)
    (Decrease) increase in accrued expenses          -      (104,755)     7,075
    (Decrease) in prepaid rents                      -        (2,275)    (6,023)
    (Decrease) increase in tenants' security
      deposits                                       -       (15,804)     6,705
    (Decrease) increase in due to general
      partner and affiliates                    (2,000)     (105,575)     3,285
- -------------------------------------------------------------------------------
Total adjustments                              225,619     2,420,763    428,998
- -------------------------------------------------------------------------------
Cash provided by operating activities        $ 254,942    $   33,582  $ 572,158
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.




                       Clover Income Properties II, L.P.

                  Summary of Significant Accounting Policies

- --------------------------------------------------------------------------------

Rental Revenue

Rental revenue is recognized when earned and represents potential billings, net of concessions and vacancies.

Capitalization and Amortization of Certain Costs

Deferred costs representing acquisition fees paid to an affiliate are being amortized over a two hundred and forty month period using the straight-line method.

Income Taxes

The Partnership has not provided for federal income taxes, since all income and losses are to be allocated to the partners for inclusion in their respective tax returns. The Partnership files a state composite tax return on behalf of its non-resident partners and remits any taxes due. The tax returns, the status of the Partnership as such for tax purposes and the amount of allocable Partnership income or loss are subject to examination by the Internal Revenue Service. If such examinations result in changes with respect to the Partnership status or in changes to allocable Partnership income or loss, the tax liability of the partners could be changed accordingly.

Net Income (Loss) and Distributions Per Partnership Unit

Net income (loss) and distributions per limited partnership unit are computed from the date of the closing of the Minimum Offering (February 19, 1988) based upon net income (loss) and distributions allocated to the limited partners and the weighted average number of limited partnership units outstanding. Per unit information has been computed based on 17,500 weighted average limited partnership units.


Investment Property and Depreciation

The investment property was recorded at cost.

Depreciation on the property was provided on a straight-line basis over the estimated useful lives of the various assets as follows:

                          Apartment buildings          40 years
                          Furniture and fixtures       12 years


                       Clover Income Properties II, L.P.

                  Summary of Significant Accounting Policies

- --------------------------------------------------------------------------------

Maintenance and repair expenses were charged to expense as incurred. Significant betterments and improvements were capitalized and depreciated over their respective lives.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assump- tions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



                       Clover Income Properties II, L.P.

                         Notes to Financial Statements

- --------------------------------------------------------------------------------


1.    Organization and Basis of Accounting

Clover Income Properties II, L.P. ("CIP II") is a limited partnership which was formed on June 25, 1987, in the State of Delaware for the purpose of acquiring, operating and holding residential real estate for investment purposes. Leases primarily have a term of one year or less. The general partner of the Partnership is C.I.P. II Management Corporation, a wholly-owned subsidiary of Clover Financial Corporation.

CIP II's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments, where applicable, to reflect the Partnership's accounts on the accrual basis of accounting according to generally accepted accounting principles (GAAP). Depreciation of the property owned by The Willowbrook Joint Venture for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, while alternative methods are used for Federal income tax purposes. The net effect of these items is summarized as follows:

December 31,                    1995                       1994
- -------------------------------------------------------------------------------
                          GAAP      Tax Basis       GAAP        Tax Basis
- -------------------------------------------------------------------------------
Total assets          $4,521,563   $5,061,193    $4,726,258     $5,198,628
- -------------------------------------------------------------------------------
Partners' capital     $4,502,063   $5,041,693    $4,706,008     $5,178,377
- -------------------------------------------------------------------------------



                       Clover Income Properties II, L.P.

                         Notes to Financial Statements

- --------------------------------------------------------------------------------

Reconciliation of income (loss) per financial statement to income (loss) per Federal income tax return is as follows:

Year ended December 31,                 1995            1994         1993
- -------------------------------------------------------------------------------
Net income (loss) per
  financial statement                $29,323     $(2,387,181)    $143,160

Reconciling item
  Additional income from The
    Willowbrook Joint Venture
    resulting from different
    depreciation methods              67,259          67,082       67,082
- -------------------------------------------------------------------------------
Net income (loss) per
  federal income tax return          $96,582     $(2,320,099)    $210,242
- -------------------------------------------------------------------------------

2.    Sale of Investment Property

On July 1, 1994, CIP II sold its entire interest in the Knolls at Newgate Apartments, a 144 unit garden-style residential apartment complex located in Centreville, Virginia, together with all related improvements and intangible and tangible property to United Dominion Realty Trust (the Purchaser), an unaffiliated party, for a cash purchase price of $3,750,000. The Purchaser also acquired the land, which was formerly subject to a long-term ground lease, from the owner of the land (also an unaffiliated party) for $1,550,000. The loss on the sale of the investment property of $2,418,097, the same for tax purposes, has been recorded in income for the year ended December 31, 1994.

3.    Investment in The Willowbrook Joint Venture

On December 17, 1987, CIP II acquired a 50% interest in The Willowbrook Joint Venture for $6,450,000. The Willowbrook Joint Venture owns the Willowbrook Apartments, a 299-unit mid-rise apartment complex located in Baltimore, Maryland.



                       Clover Income Properties II, L.P.

                         Notes to Financial Statements

- --------------------------------------------------------------------------------

On April 8, 1992, CIP II and Clover Income Properties, L.P., an affiliated partnership, consummated an agreement which was effective April 1, 1992 with Clover Income Properties III, L.P. (CIP III), an affiliated partnership, pursuant to which CIP III acquired an interest in The Willowbrook Joint Venture for $2,200,000 in cash. The Partnership reduced its interest from 50% to 42.91% and received a distribution of $1,100,000 from the Joint Venture, based on an independently appraised value of the Willowbrook Apartments of $15,650,000 as of February 11, 1992.

On February 7, 1996, the Willowbrook Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement, the Joint Venture will sell the Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $10,500,000 less a $315,000 credit for capital improvements.

The sale is contingent upon, among other things, the approval by a majority of the limited partners of CIP, CIP II and CIP III. If the sale is approved by a majority of the limited partners and all the other conditions to the sale are met, the sale will be completed.

Concurrent with the sale of The Willowbrook Apartments, all assets of the Joint Venture will be liquidated. The net proceeds will be distributed to its owners (CIP, CIP I and CIP II) and the Joint Venture dissolved.

Upon receipt of distribution from the Joint Venture, the limited partnership will then liquidate the net assets, distribute the proceeds and be dissolved.



                       Clover Income Properties II, L.P.

                         Notes to Financial Statements

- -------------------------------------------------------------------------------

A summary of the Joint Venture's financial statements is as follows:

December 31,                                         1995                 1994
- -------------------------------------------------------------------------------
Other assets                                   $  322,078          $   331,731

Investment property held for sale,
  net of accumulated depreciation               9,396,753            9,858,484
- -------------------------------------------------------------------------------
                                              $ 9,718,831          $10,190,215
- -------------------------------------------------------------------------------

December 31,                                         1995                 1994
- -------------------------------------------------------------------------------
Liabilities (including
      $326,293 in 1995 and $326,240
      in 1994 to affiliates)                  $   403,359          $   419,934
Capital
      Clover Income Properties, L.P.            3,671,476            3,866,638
      Clover Income Properties II, L.P.         3,671,476            3,866,638
      Clover Income Properties III, L.P.        1,972,520            2,037,005
- -------------------------------------------------------------------------------
                                               $9,718,831          $10,190,215
- -------------------------------------------------------------------------------

Year ended December 31,                   1995          1994          1993
- -------------------------------------------------------------------------------
Revenues                            $2,049,103    $2,064,966    $1,967,909
Expenses                             1,753,912     1,754,265     1,716,800
- -------------------------------------------------------------------------------
Net income                          $  295,191    $  310,701    $  251,109
- -------------------------------------------------------------------------------


                       Clover Income Properties II, L.P.

                         Notes to Financial Statements

- -------------------------------------------------------------------------------

Depreciation on the Willowbrook Property has been provided on a straight-line basis over the estimated useful lives of the various assets as follows:

                           Apartment buildings            25 years
                           Furniture and fixtures         12 years

The investment in The Willowbrook Joint Venture at December 31, 1995 and 1994, at equity of $3,997,265 and $4,192,427, respectively, has been adjusted by the Partnership's gain of $325,788 upon the reduction of 14.18% of its interest in the Joint Venture before the deduction of $10,758 in expenses relating to the transaction and write-off of 14.18% of the unamortized deferred costs of $63,587 related to the initial acquisition of the Joint Venture interest by the Partnership in 1992. Therefore, the amount of the investment, at equity, reflected here does not correspond to the Partnership's capital account balance in the Joint Venture.

The Joint Venture made distributions to the Partnership totaling $321,828, $321,828 and $308,405 during 1995, 1994 and 1993, respectively. These distributions represent 42.91% of the total distributions made during 1995, 1994 and 1993.

4.    Partnership Agreement

Pursuant to the terms of the Partnership Agreement, the net profits or losses for 1987 were allocated 1% to the initial limited partner and 99% to the general partner. After the sale of the Minimum Offering and the admission of additional limited partners to the Partnership, all items of income, gain and loss and distributions of cash are allocated as follows:



                       Clover Income Properties II, L.P.

                         Notes to Financial Statements

- --------------------------------------------------------------------------------

Net income of the Partnership from operations will be allocated as follows:

      (a) first, if the Partnership made net cash receipts distributions with respect to such period, an amount of net income up to the amount of such net cash receipts distributions shall be allocated among the partners in the same proportions as such net cash receipts distributions were distributed provided, however, that if the total amount of net income is less than the amount of net cash receipts distributions, an amount of net income equal to the amount of net cash receipts distributions to the general partner shall be allocated to the general partner and the balance shall be allocated to the limited partners,


      (b) second, to those partners having deficit balances in their capital accounts in proportion to and to the extent of such deficits,

      (c) third, to those partners, if any, who have received cumulative net cash receipts distributions in the current and prior periods in an amount in excess of the cumulative amount of net income allocated to such partners in proportion to and to the extent of any such excess and, then,

      (d) fourth, the balance, if any, shall be allocated 1% to the general partner and 99% to the limited partners in proportion to their relative ownership of units.

Net income or gain realized by the Partnership on a sale shall be allocated in the following order of priority:

      (a) first, to the partners with negative capital account balances, until each such partner has a zero capital account balance,

      (b) second, to the limited partners until the capital account balance of each limited partner shall equal his adjusted capital contribution,

      (c) third, to the limited partners until the capital account of each limited partner shall equal his adjusted capital contribution and an amount


                       Clover Income Properties II, L.P.

                         Notes to Financial Statements

- --------------------------------------------------------------------------------



          equal to the priority return (10%) distributed or to be distributed to each limited partner in proportion to each limited partner's relative share of such priority return,

      (d) fourth, to the limited partners whose subscriptions were received by the Partnership prior to June 1, 1988, until the capital account of each limited partner shall equal the amount described in (c) above and an amount equal to the additional return (up to 2%) distributed or to be distributed to each limited partner in proportion to each such limited partner's relative share of such additional returns and, then, any remaining amounts of net income or gain shall be allocated 15% to the general partner and 85% to the limited partners in proportion to their relative ownership of units.

Net losses of the Partnership shall be allocated 1% to the general partner and 99% to the limited partners.

Net cash receipts shall, to the extent determined by the general partner, be distributed to the partners in the following manner:

      (a) first, 1% to the general partner and 99% to the limited partners until the limited partners receive a 7% annual noncompounded cumulative return, and

      (b) second, 10% to the general partner and 90% to the limited partners of any remaining net cash receipts.

Sale proceeds shall be distributed in the following manner:

      (a) First, an amount up to the aggregate amount of the adjusted capital contributions of all the limited partners immediately prior to such distribution shall be distributed to the limited partners, in proportion to the relative amounts of their adjusted capital contributions,



                       Clover Income Properties II, L.P.

                         Notes to Financial Statements

- --------------------------------------------------------------------------------


      (b) second, an amount up to the aggregate amount of the priority returns, if any, payable to the limited partners shall be distributed to the limited partners, in proportion to the relative amounts of their priority returns,

      (c) third, an amount up to the aggregate amount of the additional returns, if any, payable to the limited partners whose subscriptions for units were received by the Partnership prior to June 1, 1988, shall be distributed to such limited partners in proportion to the relative amounts of their additional returns, and then,

      (d) any remaining amounts shall be distributed 15% to the general partner and 85% to the limited partners, with all the amounts distributed to the limited partners as a group being divided among the limited partners in accordance with their relative ownership of units.

5.    Transactions with Affiliates

The general partner and its affiliates are entitled to reimbursement for administrative services rendered to the Partnership, direct expenses of the Partnership, operations and goods and services used by and for the Partner-ship.

The Knolls, which was sold July 1, 1994, was managed by an affiliate of the general partner pursuant to a management agreement which provided for an annual fee not to exceed 5% of the gross rentals of the property.

Transactions with affiliates are summarized below:

                                   Management  Reimbursable
                                         Fees         Costs          Total
- --------------------------------------------------------------------------------
Amount payable at
  January 1, 1993                   $ 120,560     $ 103,773      $ 224,333

Incurred during 1993                   49,089        40,514         89,603
Payments during 1993                  (46,260)      (40,058)       (86,318)
- -------------------------------------------------------------------------------
Amount payable at
  December 31, 1993                   123,389       104,229        227,618



                       Clover Income Properties II, L.P.

                         Notes to Financial Statements

- -------------------------------------------------------------------------------

                                   Management  Reimbursable
                                         Fees         Costs          Total
- -------------------------------------------------------------------------------
Incurred during 1994                $  23,903     $  10,692      $  34,595
Payments during 1994                 (132,021)       (8,149)      (140,170)
Amounts forgiven in 1994              (15,271)     (104,772)      (120,043)
- -------------------------------------------------------------------------------
Amount payable at
  December 31, 1994                         -         2,000          2,000

Incurred during 1995                        -         9,050          9,050
Payments during 1995                        -       (11,050)       (11,050)
- -------------------------------------------------------------------------------
Amount payable at
  December 31, 1995                 $       -     $       -      $       -
- -------------------------------------------------------------------------------
During the year ended December 31, 1994, amounts due to affiliates were forgiven (see Note 7).

6.    Commitments and Contingencies

The Partnership was a defendant in a lawsuit filed by one of its former employees for alleged retaliatory termination of employment and sexual harassment. In the first quarter of 1994, the lawsuit was resolved requiring the Partnership to pay for all attorney fees totaling $98,065.

7.    Extraordinary Item

During 1994, amounts due to affiliates for management fees and reimbursable costs of $15,271 and $104,772, respectively, were forgiven.

8.    Subsequent Distributions

In January 1996, the Partnership made cash distributions of $55,125 to the limited partners and $551 to the general partner.



                       [LETTERHEAD OF BDO SEIDMAN, LLP]

Report of Independent Certified Public Accountants

The Willowbrook Joint Venture
Merchantville, New Jersey

We have audited the accompanying balance sheets of The Willowbrook Joint Venture as of December 31, 1995 and 1994, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Willowbrook Joint Venture as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                       /s/ BDO Seidman, LLP
                                       BDO SEIDMAN, LLP


January 30, 1996, except
  for Note 2, which is
  February 7, 1996



                         The Willowbrook Joint Venture

                                Balance Sheets

- --------------------------------------------------------------------------------

December 31,                                                  1995         1994
- -------------------------------------------------------------------------------
Assets

Cash (including $34,868 in 1995 and $46,394 in 1994 of
    cash held for security deposits)                    $  176,362   $  193,081
Rents receivable                                             7,602          868
Prepaid expenses                                           137,014      136,682
Utility deposit                                              1,100        1,100

Investment property held for sale, net of
  accumulated depreciation                               9,396,753    9,858,484
- -------------------------------------------------------------------------------
                                                        $9,718,831  $10,190,215

- -------------------------------------------------------------------------------
December 31,                                                  1995         1994
- -------------------------------------------------------------------------------
Liabilities and Partners' Capital

Liabilities
  Accounts payable                                      $        -  $    17,447
  Accrued expenses                                          36,956       26,563
  Tenants' security deposits                                32,222       40,748
  Prepaid rents                                              7,888        8,936
  Due to affiliates                                        326,293      326,240
- -------------------------------------------------------------------------------
Total liabilities                                          403,359      419,934
- -------------------------------------------------------------------------------
Commitment

Partners' capital
  Clover Income Properties, L.P.                         3,671,476    3,866,638
  Clover Income Properties II, L.P.                      3,671,476    3,866,638
  Clover Income Properties III, L.P.                     1,972,520    2,037,005
- -------------------------------------------------------------------------------
Total partners' capital                                  9,315,472    9,770,281
- -------------------------------------------------------------------------------
                                                        $9,718,831  $10,190,215
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.



                         The Willowbrook Joint Venture

                             Statements of Income

- -------------------------------------------------------------------------------

Year ended December 31,                            1995        1994        1993
- -------------------------------------------------------------------------------
Revenues
  Rental income                              $2,013,638  $2,013,518  $1,928,002
  Other income                                   34,414      48,416      34,772
  Interest income                                 1,051       3,032       5,135
- -------------------------------------------------------------------------------
Total revenues                                2,049,103   2,064,966   1,967,909
- -------------------------------------------------------------------------------
Expenses
  Depreciation and amortization                 514,843     512,242     508,510
  Operating expenses (including affiliate
    transactions of $17,905 in 1995,
    $112,445 in 1994 and $115,451 in 1993)    1,225,052   1,219,161   1,186,441
  Professional services                          14,017      11,173      12,068
  General and administrative, affiliates              -      11,689       9,781
- -------------------------------------------------------------------------------
Total expenses                                1,753,912   1,754,265   1,716,800
- -------------------------------------------------------------------------------
Net income                                   $  295,191   $ 310,701  $  251,109
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.



                         The Willowbrook Joint Venture

                        Statements of Partners' Capital

- -------------------------------------------------------------------------------

                                 Clover       Clover       Clover
                                 Income       Income       Income
                            Properties,   Properties   Properties
                                   L.P.     II, L.P.    III, L.P.         Total
- -------------------------------------------------------------------------------
Balance, January 1, 1993     $4,220,846   $4,220,846   $2,154,052   $10,595,744

Capital contributions            30,836       30,836       10,197        71,869
Net income                      107,751      107,751       35,607       251,109
Partners' distributions        (308,405)    (308,405)    (101,924)     (718,734)
- -------------------------------------------------------------------------------
Balance, December 31, 1993    4,051,028    4,051,028    2,097,932    10,199,988

Capital contributions             4,116        4,116        1,360         9,592
Net income                      133,322      133,322       44,057       310,701
Partners' distributions        (321,828)    (321,828)    (106,344)     (750,000)
- -------------------------------------------------------------------------------
Balance, December 31, 1994    3,866,638    3,866,638    2,037,005    $9,770,281

Capital contributions                 -            -            -             -
Net income                      126,666      126,666       41,859       295,191
Partners' distributions        (321,828)    (321,828)    (106,344)     (750,000)
- -------------------------------------------------------------------------------
Balance, December 31, 1995   $3,671,476   $3,671,476   $1,972,520    $9,315,472
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.



                         The Willowbrook Joint Venture

                           Statements of Cash Flows

- --------------------------------------------------------------------------------

Year ended December 31,                          1995         1994         1993
- -------------------------------------------------------------------------------
Operating activities
  Cash received from rentals              $ 2,005,856  $ 2,020,702  $ 1,926,352
  Interest income received                      1,051        3,032        5,135
  Other income received                        34,414       48,416       34,772
  Cash paid for operating expenses         (1,254,928)  (1,255,209)  (1,266,247)
- -------------------------------------------------------------------------------
Net cash provided by operating activities     786,393      816,941      700,012
- -------------------------------------------------------------------------------
Investing activities
  Cash paid for investment property           (53,112)     (62,265)     (94,426)
- -------------------------------------------------------------------------------
Financing activities
  Partners' distributions                    (750,000)    (750,000)    (718,734)
  Partners' contributions                           -        9,592       71,869
- -------------------------------------------------------------------------------
Net cash (used) in financing activities      (750,000)    (740,408)    (646,865)
- -------------------------------------------------------------------------------
Net (decrease) increase in cash               (16,719)      14,268      (41,279)
Cash, at beginning of year                    193,081      178,813      220,092
- -------------------------------------------------------------------------------
Cash, at end of year                      $   176,362  $   193,081  $   178,813
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.



                         The Willowbrook Joint Venture

                           Statements of Cash Flows

- -------------------------------------------------------------------------------

Year ended December 31,                           1995        1994       1993
- -------------------------------------------------------------------------------
Reconciliation of net income to net cash
 provided by operating activities
  Net income                                   $295,191   $310,701   $251,109
- -------------------------------------------------------------------------------
  Adjustments to reconcile net income to net
    cash provided by operating activities
  Depreciation and amortization                 514,843    512,242    508,510
  (Increase) decrease in rents receivable        (6,734)     2,428     (1,929)
  (Increase) decrease in prepaid expenses          (332)    15,508        320
  (Decrease) increase in accounts payable       (17,447)   (11,091)     9,308
  Increase (decrease) in accrued expenses        10,393        526     (2,146)
  (Decrease) in tenants' security deposits       (8,526)    (5,816)   (15,874)
  (Decrease) increase in prepaid rents           (1,048)     4,756        279
  Increase (decrease) in due to affiliates           53    (12,313)   (49,565)
- -------------------------------------------------------------------------------
Total adjustments                               491,202    448,903    503,368
- -------------------------------------------------------------------------------
Net cash provided by operating activities      $786,393   $816,941   $700,012
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.



                         The Willowbrook Joint Venture

                  Summary of Significant Accounting Policies

- --------------------------------------------------------------------------------

Income Taxes

The Joint Venture has not provided for income taxes, since all income and losses are to be allocated to the partners for inclusion in their respective tax returns. The tax returns, the status of the Joint Venture as such for tax purposes and the amount of allocable Joint Venture income or loss are subject to examination by the Internal Revenue Service. If such examinations result in changes with respect to the joint venture status or in changes to allocable Joint Venture income or loss, the tax liability of the partners could be changed accordingly.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assump- tions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



                         The Willowbrook Joint Venture

                         Notes to Financial Statements

- --------------------------------------------------------------------------------

1.    Organization and Basis of Accounting

The Willowbrook Joint Venture ("Joint Venture") was formed on December 17, 1987, by Clover Income Properties, L.P. (CIP) and Clover Income Properties II, L.P. (CIP II) for the purpose of acquiring, operating and holding the Willowbrook Apartments. Leases primarily have a term of one year or less. The life of the joint venture was initially set at 20 years.

On April 8, 1992, Clover Income Properties III, L.P. ("CIP III") acquired a 14.18% interest in the Joint Venture for $2,200,000 in cash, effective April 1, 1992, from CIP and CIP II, which reduced their respective ownership interest in the Joint Venture from 50% to 42.91% each. The life of the Joint Venture was extended for an additional 8 years, at that time.

The Joint Venture's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments, where applicable, to reflect the Joint Venture's accounts on the accrual basis of accounting according to generally accepted accounting principles (GAAP). Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, while alternative methods are used for Federal income tax purposes. The net effect of this difference is summarized as follows:

December 31,                        1995                        1994
- -------------------------------------------------------------------------------
                                GAAP     Tax Basis          GAAP     Tax Basis
- -------------------------------------------------------------------------------
Total assets              $9,718,831   $11,481,249   $10,190,215   $11,809,659
- -------------------------------------------------------------------------------
Partners' capital         $9,315,472   $11,077,891   $ 9,770,281   $11,389,717
- -------------------------------------------------------------------------------



                         The Willowbrook Joint Venture

                         Notes to Financial Statements

- --------------------------------------------------------------------------------

Reconciliation of income per financial statement to income per Federal income tax return is as follows:

Year ended December 31,                      1995         1994        1993
- --------------------------------------------------------------------------------
Net income per financial
statements                               $295,191     $310,701    $251,109
Reconciling item Depreciation             142,983      142,571     142,571
- --------------------------------------------------------------------------------
Tax basis income                         $438,174     $453,272    $393,680
- --------------------------------------------------------------------------------

2.    Investment Property Held for Sale

On December 17, 1987, the Joint Venture acquired the Willowbrook Apartments (the Property), a mid-rise apartment complex comprising 299 apartment units contained in eight five-story buildings. The complex is located in Baltimore, Maryland.

On February 7, 1996, the Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement, the Joint Venture will sell The Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $10,500,000 less a $315,000 credit for capital improvements.

The sale is contingent upon, among other things, the sale of all of the properties owned by affiliates of Clover Financial Corporation which are also under agreement of sale with Berwind and First Montgomery. Clover Financial Corporation is the parent company of the general partner of CIP, CIP II and CIP
III. The sale must be approved by a majority of the limited partners of CIP, CIP II and CIP III. Upon sale of The Willowbrook Apartments, all assets of the Joint Venture will be liquidated. The net proceeds will then be distributed to its owners (CIP, CIP II and CIP III) and the Joint Venture dissolved.



                         The Willowbrook Joint Venture

                         Notes to Financial Statements

- --------------------------------------------------------------------------------

The following is a summary of investment property held for sale:

December 31,                          1995              1994
- -------------------------------------------------------------------------------


Land                           $ 1,421,205       $ 1,421,205
Apartment buildings             11,006,247        10,980,891
Furniture and fixtures           1,004,545           976,789
- -------------------------------------------------------------------------------
                                13,431,997        13,378,885
Less accumulated depreciation   (4,035,244)       (3,520,401)
- -------------------------------------------------------------------------------
                               $ 9,396,753       $ 9,858,484
- -------------------------------------------------------------------------------

Depreciation on the property has been provided on a straight-line basis over the estimated useful lives of the various assets as follows:

                Apartment buildings               25 years
                Furniture and fixtures            12 years

Maintenance and repair expenses are charged to expense as incurred. Significant betterments and improvements are capitalized and depreciated over their useful lives.

3.    Transactions with Affiliates

Effective February 21, 1995, NPI-CL Management, L.P. ("NPI") which is unaffiliated with the Partners, replaced an affiliate of the Partners as Property Manager. Until that time, the property was managed by the affiliate pursuant to a management agreement which provided for an annual fee not to exceed 5% of the gross revenues from the Property.

The general partner of CIP, CIP II, and CIP III and their affiliates are entitled to reimbursement for administrative services rendered to the Joint Venture, direct expenses of operations and goods and services used by and for the Joint Venture.

                         The Willowbrook Joint Venture

                         Notes to Financial Statements

- --------------------------------------------------------------------------------

Transactions with affiliates are summarized below:

                                   Management     Reimbursable
                                         Fees           Costs             Total
- --------------------------------------------------------------------------------

Amount payable at
  January 1, 1993                   $ 334,953        $ 53,165        $ 388,118

Incurred during 1993                   98,313          26,919          125,232
Payments during 1993                 (114,616)        (60,181)        (174,797)
- --------------------------------------------------------------------------------
Amount payable at
  December 31, 1993                   318,650          19,903          338,553

Incurred during 1994                  102,734          21,400          124,134
Payments during 1994                 (102,252)        (34,195)        (136,447)
- -------------------------------------------------------------------------------
Amount payable at
  December 31, 1994                   319,132           7,108          326,240

Incurred during 1995                   12,750           5,155           17,905
Payments during 1995                  (12,750)         (5,102)         (17,852)
- -------------------------------------------------------------------------------
Amount payable at
  December 31, 1995                 $ 319,132        $  7,161        $ 326,293
- -------------------------------------------------------------------------------

4.    Subsequent Distributions

In January 1996, the Joint Venture made cash distributions of $26,819, $26,819 and $8,862 to Clover Income Properties, L.P., Clover Income Properties II, L.P. and Clover Income Properties III, L.P., respectively.

                                                                Schedule III
                       Clover Income Properties II, L.P.

             Schedules of Real Estate and Accumulated Depreciation

Years Ended December 31, 1995, 1994 and 1993

                                                          Cost Capitalized
                                                             Subsequent
                                       Initial Cost        to Acquisition
                                    -------------------  -------------------
                                          Buildings and        Buildings and
Description           Encumbrances  Land   Improvements  Land   Improvements
- -----------           ------------  ----  -------------  ----  -------------

144-unit garden
 apartment complex
 located in
 Centreville,
 Virginia                 None       $-    $7,105,605     $-      $74,482

(A) The aggregate cost for federal income tax purposes is equal to the amount at which the real estate is carried for financial reporting purposes.

(B) Reconciliation of real estate:

                                           1995         1994           1993
                                        ---------     ----------    ----------
Balance, at beginning of year           $       -     $7,180,087    $7,145,530

Dispositions during year:
 Cost of real estate sold                       -     (7,180,087)            -

Additions during year:
 Acquisitions                                   -              -        34,557
                                        ---------       ---------   ----------

Balance, at end of year                 $       -      $       -    $7,180,087
                                        =========       =========   ==========

(C) Reconciliation of accumulated depreciation:

Balance, at beginning of year             $       -     $  948,417  $  743,336
Depreciation expense                              -        110,128     205,081
Accumulated depreciation -
  disposal of assets                              -     (1,058,545)          -
                                        ---------       ---------   ----------

Balance, at end of year                    $      -     $        -  $  948,417
                                        =========       =========   ==========

                                  Gross Amount at Which
                         Carried at December 31, 1995(A)
- --------------------------------------------------------
                                                                                        Life on Which
                                                                                      Depreciation Has
             Buildings and                                     Date of        Date      Been Computed
Land         Improvements     Total(B)   Depreciation(C)    Construction    Acquired      in 1995
- ----        --------------    --------   ---------------    ------------    --------    --------------

$   -       $    -            $   -      $      -             1972          4/14/89       5-40 years


Years Ended December 31, 1995, 1994 and 1993
                                                                Cost Capitalized
                                        Initial Cost   Subsequent to Acquisition
                               ----------------------  -------------------------
                     Encumb-            Buildings and             Buildings and
Description          brances   Land     Improvements      Land     Improvements
- -----------          -------   ----     ------------      ----    --------------

299-unit mid-rise
 apartment complex
 located in
 Baltimore, Maryland   None  $1,421,205  $11,289,276      $-           $721,516

(A) The aggregate cost for federal income tax purposes is equal to the amount at which the real estate is carried for financial reporting purposes, plus the additional stepped up basis due to a Section 754 election in the amount of $556,439.

(B) Reconciliation of real estate:

                                         1995          1994           1993
                                    ------------   ------------   ------------

Balance, at beginning of year       $ 13,378,885   $ 13,316,620   $ 13,222,194

Additions during year:
 Improvements, etc.                       53,112         62,265         94,426
                                    ------------   ------------   ------------

Balance, at end of year             $ 13,431,997   $ 13,378,885   $ 13,316,620
                                    ============   ============   ============

(C) Reconciliation of
    accumulated depreciation:

Balance, at beginning of year       $  3,520,401   $  3,008,159   $  2,499,649

Depreciation expense                     514,843        512,242        508,510
                                    ------------   ------------   ------------

Balance, at end of year             $  4,035,244   $  3,520,401   $  3,008,159
                                    ============   ============   ============

                                                               Schedule III
                         The Willowbrook Joint Venture

             Schedule of Real Estate and Accumulated Depreciation

                                                           Gross Amount at Which
                                                Carried at December 31, 1995 (A)                                      Life on Which
- --------------------------------------------------------------------------------                                   Depreciation Has
                      Buildings and                                                    Date of        Date            Been Computed
Land                  Improvements              Total (B)         Depreciation (C)     Construction   Acquired              in 1995
- ----------            ------------              -----------       ----------------     ------------   --------     ----------------

$1,421,205            $12,010,792               $13,431,997       $4,035,244           1966           12/17/87     12-25 years

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

         The General Partner has the sole right to manage the business of the Partnership and make any and all decisions with respect thereto. The limited partners are allowed to vote or consent only in limited circumstances as permitted by the Delaware Revised Uniform Limited Partnership Act and as specifically set forth in the Partnership Agreement. The General Partner has ultimate authority in all Partnership business decisions.

         The General Partner has the right to delegate management functions and to exercise sole discretion in selecting properties in which to invest. Limited partners have no right to participate in the management of the Partnership or in the selection of investment properties.

         The General Partner is a New Jersey corporation which is a wholly-owned subsidiary of Clover Financial Corporation ("Clover"), a New Jersey corporation which has engaged, directly and indirectly, in real estate ownership and operation since 1972. The officers and directors of the General Partner, Donald
N. Love, Steven R. Zalkind, Diane P. Duggan and Stanley E. Borucki, are also officers and/or directors of Clover. In addition, Messrs. Love and Zalkind are the majority shareholders of Clover.

         Various relationships of the Partnership to the General Partner and its affiliates are described at pages 13-16 of the Prospectus, which description is incorporated herein by reference.

         The executive officers and directors of the General Partner and Clover are as follows:

Name                              Age                    Position

Donald N. Love                    57               President, Director
Steven R. Zalkind                 53               Vice President, Director
Diane P. Duggan                   53               Secretary
Stanley E. Borucki                42               Treasurer

         Mr. Love has been President and a director of the General Partner since its formation in 1986, and he is President and a director of Clover and various affiliates of Clover. Mr. Love has been associated with Clover since 1971. Mr. Love holds a B.S. degree in Business Administration from Temple University.

         Mr. Zalkind has been Vice President and a director of the General Partner since its formation in 1986, and he is Vice President and a director of Clover and various affiliates of Clover. Mr. Zalkind has been associated with Clover since May 1985.

         Ms. Duggan has been Secretary of the General Partner since its formation in 1986, and she serves as Secretary of Clover and various affiliates of Clover. Ms. Duggan has been associated with Clover since 1973 and has served as an officer of Clover and its affiliates since 1982.


         Mr. Borucki has served as Treasurer of the General Partner since May 1990, and he serves as Treasurer of various affiliates of Clover. He has been the Assistant Treasurer of Clover since 1988. Mr. Borucki joined Clover as a staff accountant in 1977, and he served as the Controller of Clover from 1984 to 1988. Mr. Borucki is a Certified Public Accountant.

         All of the directors and executive officers of the General Partner are elected annually to the offices set forth above to hold office until their successors are duly elected and qualified.

Item 11.  Executive Compensation

         The officers and directors of the General Partner receive no current or proposed direct compensation for serving in such capacities. The General Partner received acquisition fees for services rendered in connection with the selection and acquisition of direct or indirect interests in properties and the General Partner will be entitled to receive a share of cash distributions. Such fees and distributions are described generally under the caption "Compensation and Fees" at pages 10-13 and under the caption "Allocations of Profits and Losses and Cash Distributions" on pages 23-25 of the Prospectus dated September 18, 1987 and at pages A-7 to A-16 of the Partnership Agreement, included as an Exhibit to the Prospectus, which descriptions are incorporated herein by reference. Effective February 21, 1995, NPI, which is unaffiliated with the General Partner, replaced Allstate Management Corp., an affiliate of the General Partner, as the property manager of The Willowbrook Apartments. See Item 1. Business.

         The Partnership is permitted to engage in various transactions involving the General Partner and its affiliates as described under the captions "Compensation and Fees" at pages 10-13 and "Conflicts of Interests" at pages 13-16 of the Prospectus and "Rights, Authority, Powers, Responsibilities and Duties of the General Partner" at pages A-l9 to A-25 of the Partnership Agreement, included as an Exhibit to the Prospectus, which descriptions are incorporated herein by reference.

         The General Partner and its affiliates may also be reimbursed by the Partnership for the actual costs advanced by them for materials used by the Partnership and obtained from unaffiliated parties, administrative services and direct expenses of Partnership operations.

         Reference is made to Note 3 of Notes to the Partnership's Financial Statements and Note 5 of Notes to The Willowbrook Joint Venture's Financial Statements under Item 8. Financial Statements and Supplementary Data, which contain information on the amounts of acquisition fees, reimbursements which were actually earned by the General Partner and its affiliates and actually paid by the Partnership. Reference is made to the Statements of Partners' Capital (Deficiency) and Note 8 of the Notes to the Partnership's Financial Statements under Item 8. Financial Statements and Supplementary Data, which contain information on the amount of cash distributions actually made by the Partnership to the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         No person (including any "group" as that term is used in Section

13(d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding Units as of March 7, 1996.

         As of March 7, 1996, the directors of the General Partner and the directors and officers of the General Partner as a group subscribed for the following Units of the Partnership:


                                  Amount and nature
                                    of Beneficial           Percentage
Name                              Ownership of Units         Interest

Donald N. Love                           7                       *
Dianne P. Duggan                         1                       *
All directors and
 officers as a group
(4 persons)                              8                       *

- --------------------
*  Less than one percent

         All the outstanding shares of the Common Stock of the General Partner are owned by Clover as discussed under Item 10. Directors and Executive Officers of the Registrant.

Item 13.  Certain Relationships and Related Transactions.

         Since January 1, 1995, there were no significant transactions or business relationships with the General Partner or its affiliates other than those described in Item 11. Executive Compensation. CIP and CIP III are both publicly syndicated limited partnerships, the general partner of each of which is a wholly owned subsidiary of Clover. The officers and directors of the general partners of CIP and CIP III are the same persons as the officers and directors of the General Partner. The Partnership did not pay any disposition fees or other compensation to Clover, the General Partner or any of their affiliates in connection with the Partnership's disposition of a portion of its interest in The Willowbrook Joint Venture.

         As of December 31, 1995, the Partnership was not indebted to Clover and its affiliates. The Willowbrook Joint Venture (in which the Partnership has a 42.91% ownership interest) was indebted to Clover and its affiliates in the aggregate amount of $326,293, including reimbursable costs incurred and accrued and unpaid property management fees.



                                    PART IV

Item 14.  Exhibits. Financial Statement Schedules and Reports on 8-K.

         (a)      The following documents are filed as part of this report:

                  (1) Financial statements. See Index to Financial Statements under Item 8. Financial Statements and Supplementary
                      Data.

                  (2) Financial statement schedules. See Index to Financial
                      Statements under Item 8. Financial Statements and Supplementary Data.

                  (3) Exhibits.

         * 3.1 Certificate of Limited Partnership (Exhibit 3.1 to the Registrant's Registration Statement, No. 33-15487 filed on September 18, 1987 (the "Registration Statement")).

         * 3.2 Limited Partnership Agreement (Exhibit 3.2 to the Registration Statement).

         * 3.3 Amended and Restated Agreement of Limited Partnership dated February 19, 1988 (Exhibit 3.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K")).

         *10.1 $1,000,000 demand note of Clover Financial Corporation payable to C.I.P. II Management Corp., the general partner of the registrant (Exhibit 10.1 to the Registration Statement).

         *10.2 Joint Venture Agreement between the registrant and Clover Income Properties, L.P. dated December 17, 1987, relating to The Willowbrook Apartments (Exhibit 10.5 to Post-Effective Amendment No. l to the Registration Statement).

         *10.3    Cross Indemnification Agreement among the registrant,
                  Clover Income Properties, L.P. and Landmark Associates dated December 17, 1987, relating to The Willowbrook Apartments (Exhibit 10.6 to Post Effective Amendment No. 1 to the Registration Statement).

         *10.4 Amendment dated November, 1988 to Property Management Agreement among the registrant, Clover Income Properties II, L.P., The Willowbrook Joint Venture and Allstate Management Corp. relating to The Willowbrook Apartments (Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

         *99.1 The Prospectus of the Partnership dated September 18, 1987, as filed with the Commission pursuant to Rule 424(b), and included in the Registration Statement.

         *99.2 Supplement dated September 12, 1988 to Prospectus dated September 18, 1987, as furnished to limited partners and filed with the Commission as part of Post-Effective Amendment No. 4 to the Registration Statement on September 13, 1988.

         *99.4 The Partnership's Current Report on Form 8-K filed with the Commission on March 4, 1996.

- ------------
 *  Incorporated by reference.

         (b) No reports on Form 8-K were filed during the fourth quarter of 1995.

                             --------------------

         Pursuant to the Partnership Agreement and certain undertakings in the Registration Statement, the registrant is obligated to provide an annual report to limited partners of the Partnership on or before April 30, 1995. The Partnership will furnish copies of such report to the Commission when it is sent to the limited partners.



                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CLOVER INCOME PROPERTIES II, L.P.

                                       C.I.P. II MANAGEMENT CORP.,
                                         General Partner


Date: March 27, 1996                   By: /s/ Donald N. Love
                                           ---------------------
                                           Donald N. Love, President


Date: March 27, 1996                   By: /s/ Stanley E. Borucki
                                           ------------------------
                                           Stanley E. Borucki, Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 27, 1996                   /s/ Donald N. Love
                                       ---------------------
                                       Donald N. Love, Director and
                                       President of C.I.P. II Management
                                       Corp., the General Partner

Date: March 27, 1996                   /s/ Steven R. Zalkind
                                       -----------------------
                                       Steven R. Zalkind, Director
                                       and Vice-President of
                                       C.I.P. II Management Corp.,
                                       the General Partner