Form 10QSB
period 1996-03-31
CLOVER INCOME PROPERTIES II L P
filed 1996-05-15
CIK 818671

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   (As last amended by 34-32231, eff. 6/3/93.)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996

                                       or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........

                         Commission file number 0-17689



                        CLOVER INCOME PROPERTIES II, L.P.
        (Exact name of small business issuer as specified in its charter)



          Delaware                                             22-2811188
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

         23 West Park Avenue
      Merchantville, New Jersey                                   08109
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code (609) 662-1116



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .


                        CLOVER INCOME PROPERTIES II, L.P.
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS



                                                                         March 31,
                                                                           1996
 CASH                                                                  $  241,841

 INVESTMENT IN THE WILLOWBROOK JOINT
      VENTURE, at equity                                                3,963,440

 OTHER DEFERRED COSTS, less accumulated
      amortization of $197,514                                            287,109

 TOTAL ASSETS                                                          $4,492,390


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

 LIABILITIES
      Accrued expenses                                                  $  13,176

 PARTNERS' CAPITAL (DEFICIT)
      General partner                                                     (24,181)
      Limited partners                                                  4,503,395
            Total partners' capital                                     4,479,214


 TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                     $4,492,390



   The accompanying notes are an integral part of these financial statements.



                        CLOVER INCOME PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         1996               1995
 REVENUES
    Interest income                                    $    1,210       $      674
       Total revenues                                       1,210              674

 EXPENSES
    Amortization                                            6,108            6,109
    Professional services                                   7,074            5,813
    General and administrative                              1,849            5,034
       Total expenses                                      15,031           16,956

 SHARE OF INCOME FROM THE WILLOWBROOK JOINT
    VENTURE                                                46,632           45,527

 NET INCOME                                            $   32,811       $   29,245

 NET INCOME PER LIMITED PARTNERSHIP UNIT               $     1.84       $     1.63


   The accompanying notes are an integral part of these financial statements.


                        CLOVER INCOME PROPERTIES II, L.P.
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)


                                                 General      Limited
                                                 Partner      Partners        Total
 Balance (Deficit) at January 1, 1996          $  (24,181)  $ 4,526,244   $ 4,502,063

 Partners' distributions, $3.15
   per limited partnership unit                      (557)      (55,103)      (55,660)

 Net income                                           557        32,254        32,811

 Balance (Deficit) at March 31, 1996           $  (24,181)  $ 4,503,395   $ 4,479,214


   The accompanying notes are an integral part of these financial statements.


                        CLOVER INCOME PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Three Months Ended
                                                                     March 31,
                                                               1996            1995
 OPERATING ACTIVITIES
    Interest received                                        $   1,210       $     674
    Distributions received from The Willowbrook
       Joint Venture                                            46,632          45,527
    Cash paid for operating expenses                           (15,247)        (12,929)

       Net cash provided by operating activities                32,595          33,272

 INVESTING ACTIVITIES
    Distributions received from the Willowbrook
       Joint Venture                                            33,825          34,930

 FINANCING ACTIVITIES

    Partners' distributions                                    (55,660)        (66,281)

 NET INCREASE IN CASH                                           10,760           1,921

 CASH, beginning of period                                     231,081         209,407

 CASH, end of period                                         $ 241,841       $ 211,328

   The accompanying notes are an integral part of these financial statements.


                        CLOVER INCOME PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                               1996             1995
 RECONCILIATION OF NET INCOME TO CASH
 PROVIDED BY OPERATING ACTIVITIES

    Net income                                               $  32,811       $  29,245

 ADJUSTMENTS
    Amortization                                                 6,108           6,109
    Income from investment in the Willowbrook
       Venture                                                 (46,632)        (45,527)
    Distributions received from the Willowbrook
       Joint Venture                                            46,632          45,527
    Decrease in accrued expenses                                (6,324)         (6,854)
    Decrease in other receivables                                   --           6,772
    Decrease in due to affiliates                                   --          (2,000)

       Total adjustments                                     $    (216)       $  4,027

 Net cash provided by operating activities                   $  32,595       $  33,272


   The accompanying notes are an integral part of these financial statements.



                        CLOVER INCOME PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements as of December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1. INVESTMENT IN THE WILLOWBROOK JOINT VENTURE:

On December 17, 1987, the Partnership acquired a 50% interest in The Willowbrook Joint Venture (the "Joint Venture") for $6,450,000. The Joint Venture owns the Willowbrook Apartments, a 299-unit mid-rise apartment complex located in Baltimore, Maryland.

On April 8, 1992, the Partnership and Clover Income Properties, L.P.("CIP"), an affiliated partnership, consummated an agreement which was effective April 1, 1992 with Clover Income Properties III, L.P., ("CIP III"), an affiliated partnership, pursuant to which CIP III acquired an interest in The Willowbrook Joint Venture. The Partnership reduced its interest from 50% to 42.91% and received a distribution of $1,100,000 from the Joint Venture, of which $1,000,000 was distributed to the limited partners in April 1992.

On February 7, 1996, the Willowbrook Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement, the Joint Venture will sell the Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $10,500,000 less a $315,000 credit for capital improvements.

The sale is contingent upon, among other things, the approval by a majority of the limited partners of CIP, CIP II, and CIP III. If the sale is approved by a majority of the limited partners and all the other conditions to the sale are met, the sale will be completed.

Concurrent with the sale of The Willowbrook Apartments, all assets of the Joint Venture will be liquidated. The net proceeds will be distributed to its owners (CIP, CIP II, and CIP III) and the Joint Venture dissolved.

Upon receipt of distribution from the Joint Venture, the limited partnership will then liquidate the net assets, distribute the proceeds and be dissolved.

Due to the proposed sale of the Willowbrook Apartments and subsequent liquidation of the Partnership, CIP II has reflected its investment in the Joint Venture and the related deferred acquisition fees at the lower of cost or market. Market value is based on the estimated cash proceeds (net of settlement costs) from the sale of the Willowbrook Apartments after allocation of these proceeds to CIP, CIP II, and CIP III. At March 31, 1996, CIP II's investment in The Willowbrook Joint Venture and the related deferred acquisition fees were not impaired.


1. INVESTMENT IN THE WILLOWBROOK JOINT VENTURE (CONTINUED):

A summary of the Joint Venture's financial statements is as follows:


                                                               Three Months
                                                              Ended March 31,
                                                                   1996

    Current assets                                              $   397,270
    Investment property, net of accumulated depreciation          9,276,510
    Other noncurrent assets                                           1,100

    Total assets                                                $ 9,674,880

    Current liabilities                                         $   438,232
    Capital -
       Clover Income Properties, L.P.                             3,637,651
       Clover Income Properties II, L.P.                          3,637,651
       Clover Income Properties III, L.P.                         1,961,346

    Total liabilities and capital                               $ 9,674,880

    Revenues                                                    $   524,072
    Expenses                                                        415,396

    Net income                                                  $   108,676

The Joint Venture made distributions from operations to the Partnership in the amount of $80,457 during the first three months of 1996. (Also, see Note 2).

The Investment in The Willowbrook Joint Venture, at equity of $3,963,440, includes the Partnership's gain ($325,788) on the sale of 14.18% of its interest in the Joint Venture before the deduction of $10,758 in expenses relating to the sale and the write-off of 14.18% of the unamortized deferred costs ($63,587) related to the initial acquisition of the Joint Venture interest by the Partnership. Therefore, the amount of the investment, at equity, reflected here does not correspond to the Partnership's capital account balance in the Joint Venture.

2. SUBSEQUENT DISTRIBUTION:

In April 1996, the Partnership received a $26,819 distribution from the Willowbrook Joint Venture. It is anticipated that the Partnership will make a cash distribution in May 1996 of $55,103 to the limited partners and $557 to the General Partner.

3. GENERAL:

The financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of the results for the interim period presented. Such adjustments are of a normal recurring nature.


                          THE WILLOWBROOK JOINT VENTURE
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS


                                                                         March 31,
                                                                           1996
 CURRENT ASSETS
    Cash                                                               $   271,377
    Cash held for security deposits-restricted                              34,215
    Prepaid expenses                                                        88,850
    Rents receivable                                                         2,828
       Total current assets                                                397,270

 INVESTMENT PROPERTY HELD FOR SALE                                      13,440,465
    Less - accumulated depreciation                                     (4,163,955)
       Net investment property                                           9,276,510

 OTHER ASSETS
    Utility deposit                                                          1,100

 TOTAL ASSETS                                                          $ 9,674,880

                           LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES
    Accounts payable                                                   $    17,500
    Accrued expenses                                                        53,398
    Tenants' security deposits                                              34,215
    Prepaid rents                                                            6,826
    Due to affiliates                                                      326,293
       Total current liabilities                                           438,232

 PARTNERS' CAPITAL
    Clover Income Properties, L.P.                                       3,637,651
    Clover Income Properties II, L.P.                                    3,637,651
    Clover Income Properties III, L.P.                                   1,961,346
       Total partners' capital                                           9,236,648

 TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $9,674,880


        The accompanying notes are an integral part of these statements.


                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                           Three Months Ended
                                                                March 31,
                                                           1996            1995
 REVENUES:
    Rental income                                      $   511,753     $   494,733
    Other income                                            12,181           5,584
    Interest income                                            138             484
          Total revenues                                   524,072         500,801

 EXPENSES:
    Depreciation                                           128,711         128,253
    Operating expenses (including affiliate
       transactions of $16,089 for the
       three months ended March 31, 1995)                  284,747         261,502
    Professional services                                    1,938           4,948
          Total expenses                                   415,396         394,703

 NET INCOME                                            $   108,676     $   106,098

        The accompanying notes are an integral part of these statements.


                          THE WILLOWBROOK JOINT VENTURE
                         STATEMENTS OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)

                                  Clover         Clover        Clover
                                  Income         Income        Income
                                Properties     Properties    Properties
                                    L.P.        II, L.P.      III, L.P.      Total
 Balance - January 1, 1996       $3,671,476    $3,671,476    $1,972,520    $9,315,472

 Net income                          46,632        46,632        15,412       108,676

 Partners' distributions            (80,457)      (80,457)      (26,586)     (187,500)

 Balance at March 31, 1996       $3,637,651    $3,637,651    $1,961,346    $9,236,648

        The accompanying notes are an integral part of these statements.


                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                               1996            1995
 OPERATING ACTIVITIES:
      Cash received from rentals                            $  515,473      $  490,830
      Other income received                                     12,181           5,584
      Interest income received                                     138             484
      Security deposits paid (received)                            653            (202)
      Cash paid for operating expenses                        (202,594)       (224,314)

           Net cash provided by operating
               activities                                      325,851         272,382

 INVESTING ACTIVITIES
      Cash paid for investment property                         (8,468)             --

 FINANCING ACTIVITIES
      Partners' distributions                                 (187,500)       (187,500)

 NET INCREASE IN CASH                                          129,883          84,882

 Cash, beginning of period                                     141,494         146,687

 Cash, end of period                                        $  271,377      $  231,569

        The accompanying notes are an integral part of these statements.


                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Three Months Ended
                                                                     March 31,
                                                               1996            1995
 RECONCILIATION OF NET INCOME
 TO NET CASH PROVIDED BY OPERATING ACTIVITIES

      NET INCOME                                             $ 108,676       $ 106,098

 Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation                                                 128,711         128,253
  Decrease (increase) in cash held for
     security deposits                                             653            (202)
  Decrease in prepaid expenses                                  48,164          58,063
  Decrease (increase) in rents receivable                        4,774          (4,129)
  Increase (decrease) in accounts payable                       17,500          (1,849)
  Increase (decrease) in accrued expenses                       16,442         (12,923)
  Increase (decrease) in security deposits                       1,993          (1,194)
  (Decrease) increase prepaid rents                             (1,062)            226
  Increase in due to affiliates                                     --              39

 Total adjustments                                             217,175         166,284

 NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 325,851       $ 272,382

      The accompanying notes are an integral part of these statements.


                          THE WILLOWBROOK JOINT VENTURE
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

Readers of this quarterly report should refer to the Joint Venture's audited financial statements as of December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.  INVESTMENT PROPERTY HELD FOR SALE:

On December 17, 1987, the Joint Venture acquired the Willowbrook Apartments, a mid-rise apartment complex comprising 299 apartment units contained in eight five-story buildings. The complex is located in Baltimore, Maryland.

On February 7, 1996, the Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd Under the terms of the agreement, the Joint Venture will sell The Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $10,500,000 less a $315,000 credit for capital improvements.

The sale is contingent upon, among other things, the sale of all of the properties owned by affiliates of Clover Financial Corporation which are also under agreement of sale with Berwind and First Montgomery. Clover Financial Corporation is the parent company of the general partner of CIP, CIP II, and CIP
III. The sale must be approved by a majority of the limited partners of CIP, CIP II, and CIP III. Upon sale of The Willowbrook Apartments, all assets of the Joint Venture will be liquidated. The net proceeds will then be distributed to its owners (CIP, CIP II, and CIP III) and the Joint Venture dissolved.

Due to the proposed sale of The Willowbrook Apartments and subsequent liquidation of the Partnership, the Joint Venture has reflected the investment property held for sale at the lower of cost or market. Market value is based on the estimated cash proceeds (net of settlement costs) from the sale of the Willowbrook Apartments. At March 31, 1996, the investment property held for sale was not impaired.

The following is a summary of investment property as of March 31, 1996.

Land                                                    $ 1,421,205
Building                                                 11,006,247
Furniture and fixtures                                    1,013,013
                                                         13,440,465
 Less: Accumulated depreciation                          (4,163,955)
                                                        $ 9,276,510

2.  TRANSACTIONS WITH AFFILIATES:

Effective February 21, 1995, NPI-CL Management, L.P. ("NPI") which is unaffiliated with the general partner, replaced an affiliate of the general partner as Property Manager. Until this time, as compensation for property management services performed by an affiliate of the Partners with respect to the Property, the affiliate was entitled to a management fee in an amount not to exceed 5% of gross revenues. On January 19, 1996, the stockholders of National Property Investors, Inc. sold all of its issued and outstanding stock to IFGP Corporation, an affiliate of Insignia Financial Group, Inc.

The general partners of CIP, CIP II, and CIP III and their affiliates were entitled to reimbursement for administrative services rendered to the Joint Venture and direct expenses of operations and goods and services used by and for the Joint Venture. For the three months ended March 31, 1995, $3,339 of such costs were incurred by the Joint Venture. Property management fees of $12,750 were incurred and paid for the three months ended March 31, 1995, to an affiliate of the general partner. During the three months ended March 31, 1996, there were no transactions with affiliates.

As of March 31, 1996, The Willowbrook Joint Venture owed a total of $326,293 to Clover and its affiliates, including $7,161 for reimbursable costs and $319,132 for accrued property management fees. The payment of such amounts will be made from the Willowbrook Joint Venture's cash flow when available and from the proceeds of any sale or refinancing of the assets of the Willowbrook Joint Venture.

3.  SUBSEQUENT DISTRIBUTIONS:

In April 1996, the Joint Venture paid total distributions of $62,500 to its partners.

4.  GENERAL:

The financial statements reflect all adjustments which are, in the opinion of the joint venture partners, necessary for a fair statement of results for the interim periods presented. Such adjustments are of a normal recurring nature.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Financial Condition Liquidity and Capital Resources

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

 Pursuant to the terms of the Sale Agreement, the Buyers have agreed to purchase The Willowbrook Apartments for a purchase price of $10,500,000 (less a $315,000 credit for capital improvements). The completion of the Sale is contingent upon the approval of the holders of more than 50% of the outstanding Units and the holders of more than 50% of the outstanding units of limited partnership interest in each of CIP, CIP II, and CIP III. In addition, for a period from the date of the execution of the Sale Agreement through May 21, 1996, the Buyers have the right to cancel and terminate the Sale Agreement for any reason whatsoever. The Sale is described in a Form 8-K filed with the Commission pursuant to the Securities Exchange Act of 1934 on March 4, 1996 and such description is incorporated herein by reference.

 On March 31, 1996, the Partnership had cash on hand of $241,841 as compared to $231,081 on December 31, 1995. These funds, along with future operating cash flow, will be utilized for working capital needs and for distributions to the Limited Partners.

 The Partnership's net cash flow from operations was $32,595 for the three months ended March 31, 1996, as compared to $33,272 for the same period in 1995. The decrease in net cash flow is primarily the result of an increase in cash paid for operating expenses.

 The Joint Venture's net cash flow from operations was $325,851 for the three months ended March 31, 1996, as compared to $272,382 for the same period in 1995. The increase in cash flow from operations over the period was due to an increase in cash received from rentals and other income, in addition to a decrease in cash paid for operating expenses.

 Cash distributions by the Partnership to the partners with respect to the quarter ended December 31, 1995 of $55,660 were paid in January 1996. Of the total amount, $55,103 were distributed to the Limited Partners and $557 was distributed to the General Partner.

 The General Partner believes that the Partnership's current and future cash flows will be sufficient to meet the Partnership's liquidity requirements, absent any unanticipated cost increases or adverse market conditions.

 If the Sale is approved by the Limited Partners and completed, the proceeds from the Sale distributed by the Joint Venture will be sufficient to cover the anticipated costs of the Sale estimated to be $1,282,000.

 As of March 31, 1996, the Partnership had paid all outstanding amounts owed to Clover and its affiliates. The Partnership has no outstanding amounts owed to Clover and its affiliates and the Partnership made no payments to Clover and its affiliates during the three months ended March 31, 1996.

 As of March 31, 1996, The Willowbrook Joint Venture owed a total of $326,293 to Clover and its affiliates, including $7,161 for reimbursable costs and $319,132 for accrued property management fees. The payment of such amounts will be made from The Willowbrook Joint Venture's cash flow when available and from the proceeds of any sales or refinancing of the assets of The Willowbrook Joint Venture.

 During the first quarter of 1996, The Willowbrook Joint Venture continued its program instituted in 1993 at the Willowbrook Apartments to upgrade apartment interiors with new appliances and carpeting, combined with an aggressive marketing program.

 Effective February 21, 1995, the General Partner and certain of its affiliates entered into an agreement with NPI-CL Management L.P. ("NPI"), an entity unaffiliated with the Partnership or its General Partner, pursuant to which NPI began providing day-to-day asset management services for the Partnership as well as property management services for the Joint Venture. NPI is an affiliate of National Property Investors, Inc. On January 19, 1996, the stockholders of National Property Investors, Inc. sold all of its issued and outstanding stock to IFGP Corporation, an affiliate of Insignia Financial Group, Inc.

Results of Operations

    Three Months Ended March 31, 1996 vs. March 31, 1995

 Partnership revenues do not include the revenues from the Willowbrook
Apartments.

 The Partnership's income after amortization for the three months ended March 31, 1996 was $32,811 compared to $29,245 for the same period in 1995. The increase over the period is primarily the result of a decrease in general and administrative expenses.

 Rental income for the Willowbrook Apartments, as operated by The Willowbrook Joint Venture for the three months ended March 31, 1996 was $511,753 as compared to $494,733 for the same period in 1995. Other income for the three months ended March 31, 1996 was $12,181 as compared to $5,584 for the same period in 1995. Interest income for the three months ended March 31, 1996 was $138 as compared to $484 for the same period in 1995. The increase in rental income is primarily the result of an increase in average rental rates over the period.
The change in other income was due to increased miscellaneous charges to tenants including late fees and utility reimbursements.

 The average effective rental rates for the Willowbrook Apartments for the three months ended March 31, 1996 were $1,839 as compared to $1,787 for the same period in 1995. The average occupancy for the Willowbrook Apartments for the three months ended March 31, 1996 was 93.0% as compared to 92.6% for the same period in 1995.

 Operating expenses for the Willowbrook Apartments for the three months ended March 31, 1996 were $284,747 as compared to $261,502 for the same period in 1995. The increase in operating expenses over the period is primarily the result of increased snow removal, maintenance, and utility expenses. These increases can be attributed to the severe winter conditions the first quarter of 1996 at the property.

 The Joint Venture's income after depreciation for the three months ended March 31, 1996 was $108,676 as compared to $106,098 for the same period in 1995. The increase in income after depreciation in 1996 is primarily the result of increased rental income offset by an increase in operating expenses.


                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibit 27, Financial Data Schedule, is filed as a exhibit to this report.

b) Reports on Form 8-K: a Form 8-K was filed on March 4, 1996, reporting that The Willowbrook Joint Venture had executed an Agreement of Sale concerning the sale of Willowbrook Apartments.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CLOVER INCOME PROPERTIES II, L.P.

                                          By:  C.I.P. II MANAGEMENT CORPORATION




                                          By:  /s/Donald N. Love
                                               Donald N. Love, President



                                          By:  /s/Stanley E. Borucki
                                               Stanley E. Borucki, Treasurer



                                          Date: May 15, 1996