Form 10-K405/A
period 1995-12-31
CLOVER INCOME PROPERTIES II L P
filed 1996-06-04
CIK 818671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For the fiscal year ended December 31, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from   _____________ to _____________

                           Commission File No. 0-17689

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

       Registrant's Telephone Number, Including Area Code: (609) 662-1116

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  [X]  No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The registrant has no voting stock. The registrant's outstanding voting securities consist of units of limited partnership interest which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

Documents incorporated by reference: The Prospectus of the registrant dated September 18, 1987 filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933 on September 30, 1987 is incorporated herein by reference in Parts I, II and III of this Annual Report on Form 10-K and Supplement No. 3 to the Prospectus dated September 12, 1988 and filed with the Commission as part of Post-Effective Amendment No. 4 to the Registrant's Registration Statement on September 13, 1988, is incorporated by reference in Part I of this Annual Report on Form 10-K. Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 1996 is incorporated by reference in Part I of this Annual Report on Form 10-K.

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

     The Partnership and CIP each acquired a 50% interest in The Willowbrook Joint Venture in December 1987 for an investment by each of $6,450,000. In April 1992, the interest of each of the Partnership and CIP in The Willowbrook Joint Venture was reduced to 42.9l% as a result of a purchase by CIP III of a 14.18% interest for a cash purchase price of $2,200,000. In the transaction, the Partnership and CIP each received a distribution from The Willowbrook Joint Venture in the amount of $1,100,000. The Partnership incurred $10,758 in expenses, including legal, appraisal, accounting, title insurance and miscellaneous expenses, in connection with the transaction, which amounts were paid from the distribution. Reference is made to the Prospectus and the Supplement for a more detailed discussion of The Willowbrook Joint Venture, The Willowbrook Apartments and the acquisition of The Willowbrook Apartments, which discussions are incorporated herein by reference.

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

     Services at The Willowbrook Apartments are performed by on-site personnel all of whom are employees of NPI-CL Management L.P. ("NPI"), an unaffiliated third party. Such services are provided pursuant to a written agreement providing for fees equal to 5% of the gross revenues from The Willowbrook Apartments. NPI replaced Allstate Management Corp., an affiliate of the General Partner, as the property manager effective February 21, 1995. At the same time, other partnerships affiliated with the General Partner also engaged NPI as a property manager at rates equivalent to the rates previously paid to the prior property manager of each partnership.

     In January 1996, NPI was acquired by an affiliate of Insignia Financial Group, Inc. According to Commercial Property News and the National Multi-Housing Council, Insignia, together with its affiliates is the largest property manager in the United States. The General Partner does not believe this transaction will have a significant impact on the Partnership.

     On February 7, 1996, The Willowbrook Joint Venture, Berwind Property Group, Inc. ("Berwind") and First Montgomery Properties, Ltd. ("First Montgomery", and with Berwind, the "Buyers") executed an Agreement of Sale (as amended, the "Sale Agreement") concerning the sale of The Willowbrook Apartments (the "Sale").

     Pursuant to the terms of the Sale Agreement, the Buyers have agreed to purchase The Willowbrook Apartments for a purchase price of $9,850,000. The completion of the Sale is contingent upon the approval of the holders of more than 50% of the outstanding Units and the holders of more than 50% of the outstanding units of limited partnership interest in each of CIP and CIP III. If such approval is not obtained on or before June 30, 1996, the Sale Agreement shall be automatically cancelled and terminated.

     The preceding two paragraphs modify and supersede the description of the Sale in the Partnership's Current Report on Form 8-K, filed with the Commissioner pursuant to the Securities Exchange Act of 1934 on March 4, 1996.

     Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the operations of the Partnership's business.

                                     PART II

ITEM 5. Market for the Partnership's Units of Limited Partnership
        Interests and Related Security Holder Matters

     There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. Transferability of Units is subject to substantial restrictions, including limitations contained in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") included as an Exhibit to the Prospectus and incorporated herein by reference. As of March 28, 1996, 1,670 limited partners held 17,500 Units.

     Cash distributions, if any, to be distributed to the partners of the Partnership are described generally at pages 23-24 in the Prospectus, and such description is incorporated herein by reference. Distributions for 1995 and 1994 were paid quarterly in the annual amounts set forth under Item 6. Selected Financial Data.

     The General Partner maintains a policy that the only cash distributions made to the Partnership's limited partners are distributions of "net cash receipts," as defined on page A-4 of the Prospectus, which definition is incorporated herein by reference

(other than distributions of proceeds from the sale of Partnership property or the liquidation of the Partnership). The total net cash receipts of the Partnership from inception through December 31, 1995 were $9,984,039. Total distributions from inception through December 31, 1995 were $9,743,450 and $55,676 was subsequently distributed in January 1996 with respect to the fourth quarter of 1995 for a total 9,799,126. Of that amount, $8,428,014 represents a return of capital and the balance of $1,371,112 represents a distribution of income. Except for the April 1992 distribution of $1,000,000 of the proceeds from the reduction of the Partnership's interest in The Willowbrook Joint Venture and the July 15, 1994 distribution of $3,446,975 of the proceeds from the sale of Knolls, all distributions to partners have been funded by current year net cash receipts and undistributed net cash receipts from prior years and all distributions have been made on a quarterly basis.

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

                                    PART III

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

     The Partnership's net cash flow from operations was $59,780 for 1995, $(154,924) for 1994 and $371,504 for 1993. The increase in net cash flow from operations for 1995 as compared to 1994, was primarily due to a decrease in cash paid for expenses, partially offset by a decrease in cash received from rentals and other income as a result of the sale of the Knolls on July 1, 1994. The decrease in net cash flow from operations for 1994 as compared to 1993, was primarily due to a decrease in cash received from rentals as a result of the sale of the Knolls and an increase in cash paid for expenses.

     The Willowbrook Joint Venture's net cash flow from operations was $797,919 for 1995 as compared to $820,992 for 1994 and $715,533 for 1993. The decrease in cash flow from operations for 1995, as compared to 1994, was due to a decrease in cash received from rentals, interest and other income. The increase in cash flow from operations in 1994, as compared to 1993, was primarily due to an increase in cash received from rentals combined with an increase in other income and a decrease in cash paid for operating expenses.

     The General Partner believes that the Partnership's current and future cash flows will be sufficient to meet the Partnership's liquidity requirements over the next twelve months and the foreseeable future, absent any unanticipated cost increases or adverse market conditions.

     If the Sale is approved by the Limited Partners and completed, the proceeds from the Sale distributed by the Joint Venture will be sufficient to cover the anticipated costs of the Sale estimated to be $832,000.

     As of December 31, 1995, the Partnership had paid all outstanding amounts owed to the General Partner and its affiliates. As of December 31, 1995, The Willowbrook Joint Venture, however, owed a total of approximately $326,000 to Allstate Management Corp., an affiliate of the General Partner, for accrued and unpaid property management fees and reimbursable costs. The payment of such amounts will be made from The Willowbrook Joint Venture's cash flow when available and from the proceeds of any sales or refinancing of the assets of The Willowbrook Joint Venture.

     During 1995, one elevator was replaced at a cost of $22,857; air conditioning equipment was purchased at a cost of $18,422 and other capital improvements were made at a cost of $10,810. These amounts are reflected in the Statement of Cash Flows as cash paid for investing activities. In addition, common area hallways were recarpeted in 1995. Major projects planned for 1996 at The Willowbrook Apartments, at an estimated total cost of $188,000, include the replacement of carpets and tiles, the resurfacing of the parking lot and the painting of certain hallways. Funding for these projects will be provided by The Willowbrook Joint Venture's operating cash flow. It is not anticipated that these projects will cause any increase in the realty taxes at The Willowbrook Apartments.

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

     The Partnership had a net loss after depreciation and amortization of $263,894 in 1995, compared to a net loss of $2,507,224 in 1994 and net income of $143,160 in 1993. The decrease in net loss after depreciation and amortization in 1995, as compared to 1994, was primarily due to the loss of approximately $2.4 million incurred in 1994 on the sale of the Knolls, the elimination of operating expenses and a reduction of depreciation expense in 1995 and the non-recurring cost of legal proceedings in 1994, partially offset by the elimination of rental income, an impairment loss in the Joint Venture, legal and accounting fees incurred during 1995 in connection with efforts to sell The Willowbrook Apartments and forgiveness of debt recorded in 1994. For a further discussion of the impairment loss, see Note 3 in the Financial Statement of the Partnership on page F-12. The decrease in income after depreciation and amortization in 1993 to a loss in 1994 is primarily due to the loss on the sale of the Knolls in 1994, a decrease in rental and other income due to the sale of the Knolls and the cost of legal proceedings incurred in 1994, partially offset by a decrease in operating and depreciation expenses and by the forgiveness of debt recorded in 1994.

     The sale of the Knolls and subsequent loss on the sale in 1994 was significantly impacted by the acquisition of the ground on which the Knolls are located. The ground was owned by an unrelated third party and there were negotiations between the landlord, buyer and the Partnership for several months. The transaction would only take place if the buyer was able to purchase the ground. The increase in the purchase price of the ground negatively effected the sale price of the Knolls property.

     At the time of the issuance of the Partnership's December 31, 1993 financial statements, there was no indication that there was an impairment in the value of the asset since there was increased occupancy for several of the prior years and positive cash flow from operations before distributions received from the Joint Venture.

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

     The average effective annual rental rates per unit for The Willowbrook Apartments were $7,180 in 1995, $7,218 in 1994 and

$7,270 in 1993. The average occupancy rates were 93.9% in 1995, 93.3% in 1994 and 88.7% in 1993.

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

     The Willowbrook Joint Venture's income after depreciation and amortization was $295,191 for 1995 as compared to $310,701 for 1994 and $251,109 for 1993.
The decrease in income after depreciation and amortization in 1995 as compared to 1994 is due to a decrease in other income combined with increases in operating expenses and professional services, partially offset by a decrease in general and administrative expenses. The increase in income after depreciation and amortization in 1994 as compared to 1993 is due to increases in rental and other income, partially offset by increases in operating expenses.

ITEM 8. Financial Statements and Supplementary Data.

                                      INDEX


Report of Independent Certified Public Accountants for
Clover Income Properties II, L.P.                                          F-1

Clover Income Properties II, L.P. Balance Sheets as of                     F-2
December 31, 1995 and 1994

Clover Income Properties II, L.P. Statements of                            F-3
Operations for each of the three years in the period ended December 31, 1995

Clover Income Properties II, L.P. Statements of                            F-4
Partners' Capital for each of the three years in the period ended December 31, 1995

Clover Income Properties II, L.P. Statements of Cash                       F-5
Flows for each of the three years in the period ended
December 31, 1995

Clover Income Properties II, L.P. Summary of                               F-7
Significant Accounting Policies

Clover Income Properties II, L.P. Notes to the                             F-9
Financial Statements

Report of Independent Certified Public Accountants for                     F-18
The Willowbrook Joint Venture

The Willowbrook Joint Venture Balance Sheets as of                         F-19
December 31, 1995 and 1994

The Willowbrook Joint Venture Statements of Income for                     F-20
each of the three years in the period ended
December 31, 1995

The Willowbrook Joint Venture Statements of Partners'                      F-21
Capital for each of the three years in the period ended
December 31, 1995

The Willowbrook Joint Venture Statements of Cash Flows                     F-22
for each of the three years in the period ended
December 31, 1995

The Willowbrook Joint Venture Summary of Significant                       F-24
Accounting Policies

The Willowbrook Joint Venture Notes to the Financial                       F-25
Statements

Clover Income Properties II, L.P. Schedule III Real                        F-29
Estate and accumulated depreciation for each of the three years in the period ended December 31, 1995

The Willowbrook Joint Venture Schedule III Real Estate                     F-30
and accumulated depreciation for each of the three years in the period ended December 31, 1995

C.I.P. II Management Corporation Independent                               F-31
Accountants' Report

C.I.P. II Management Corporation Balance Sheets as of                      F-32
November 30, 1995

C.I.P. II Management Corporation Notes to Financial                        F-33
Statement

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

As discussed in Notes 3 and 5, the 1995 and 1994 financial statements have been revised.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clover Income Properties II, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




                                                               BDO SEIDMAN, LLP


January 30, 1996, except
  for Notes 3, 5 and 8
  which are May 16, 1996

- --------------------------------------------------------------------------------

                                              Clover Income Properties II, L.P.

                                                                 Balance Sheets


December 31,                                   1995         1994
- -------------------------------------------------------------------

Assets

Cash                                        $  231,081   $  209,407

State tax refund receivable                       --          6,772

Investment in The Willowbrook
  Joint Venture, at market in 1995
  and equity in 1994                         3,997,265    4,510,079
                                            ----------   ----------


                                            $4,228,346   $4,726,258
                                            ==========   ==========




Liabilities and Partners' Capital

Liabilities
  Accrued expenses                          $   19,500   $   18,250
  Due to general partner and affiliates           --          2,000
                                            ----------   ----------


Total liabilities                               19,500       20,250
                                            ----------   ----------


Partners' capital
  General partner                               88,587       91,185
  Limited partners                           4,120,259    4,614,823
                                            ----------   ----------


Total partners' capital                      4,208,846    4,706,008
                                            ----------   ----------


                                            $4,228,346   $4,726,258
                                            ==========   ==========




           See accompanying summary of significant accounting policies and notes to financial statements.

- --------------------------------------------------------------------------------

                                              Clover Income Properties II, L.P.

                                                       Statements of Operations



Year ended December 31,                                       1995           1994           1993
- ------------------------------------------------------------------------------------------------


Revenues
  Rental income                                         $     --     $    443,084     $  952,004
  Other income                                                --           37,771         47,695
  Interest income                                            3,725          7,941          5,625
                                                        ----------   ------------     ----------


Total revenues                                               3,725        488,796      1,005,324
                                                        ----------   ------------     ----------


Expenses
  Impairment loss, investment in
    The Willowbrook Joint Venture                          293,217           --             --
  Operating expenses (including affiliate transactions
    of $24,005 in 1994 and $77,274 in 1993)                  3,940        442,208        691,076
  Depreciation and amortization                             24,435        134,563        229,835
  Costs of legal proceedings                                  --           98,065           --
  Professional services                                     63,643         25,819         36,675
  General and administrative                                 9,050         10,590         12,329
                                                        ----------   ------------     ----------


Total expenses                                             394,285        711,245        969,915
                                                        ----------   ------------     ----------


Operating (loss) income                                   (390,560)      (222,449)        35,409

Share of income from The Willowbrook
  Joint Venture                                            126,666        133,322        107,751
                                                        ----------   ------------     ----------


(Loss) income before (loss) on sale
  of Knolls at Newgate                                    (263,894)       (89,127)       143,160

(Loss) on sale of Knolls at Newgate                           --       (2,418,097)          --
                                                        ----------   ------------     ----------


Net (loss) income                                       $ (263,894)  $ (2,507,224)    $  143,160
                                                        ==========   ============     ==========


Net (loss) income per limited partnership unit          $   (15.06)  $    (141.84)    $     7.87
                                                        ==========   ============     ==========



           See accompanying summary of significant accounting policies and notes to financial statements.

 ------------------------------------------------------------------------------


                                              Clover Income Properties II, L.P.

                                                Statements of Partners' Capital

                                     General       Limited
                                     Partner       Partners         Total
- -------------------------------------------------------------------------------



Balance, December 31, 1992         $    --      $ 11,317,255    $ 11,317,255

Partners' distributions, $30.64
  per limited partnership unit        (5,415)       (536,200)       (541,615)

Net income                             5,415         137,745         143,160
                                   ---------    ------------    ------------


Balance, December 31, 1993              --        10,918,800      10,918,800

Partners' distributions, $218.39
  per limited partnership unit        (3,786)     (3,821,825)     (3,825,611)

Forgiveness of debt                  120,043            --           120,043

Net (loss)                           (25,072)     (2,482,152)     (2,507,224)
                                   ---------    ------------    ------------


Balance, December 31, 1994            91,185       4,614,823       4,706,008

Partners' distributions, $13.20
  per limited partnership unit        (2,334)       (230,934)       (233,268)

Net (loss)                              (264)       (263,630)       (263,894)
                                   ---------    ------------    ------------


Balance, December 31, 1995         $  88,587    $  4,120,259    $  4,208,846
                                   =========    ============    ============


           See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------


                                              Clover Income Properties II, L.P.

                                                       Statements of Cash Flows


Year ended December 31,                                 1995           1994         1993
- ----------------------------------------------------------------------------------------


Operating activities
  Cash received from rentals                       $    --      $   438,813    $ 941,791
  Other income received                                 --           30,999       47,695
  Interest income received                             3,725          7,941        5,625
  Distributions received from The
    Willowbrook Joint Venture                        126,666        133,322      107,751
  Cash paid for expenses                             (70,611)      (765,999)    (731,358)
                                                   ---------    -----------    ---------


Net cash provided (used) by operating activities      59,780       (154,924)     371,504
                                                   ---------    -----------    ---------


Investing activities
  Distributions received from
    The Willowbrook Joint Venture                    195,162        188,506      200,654
  Payments made for property                            --             --        (34,557)
  Investment in The Willowbrook Joint Venture           --           (4,116)     (30,836)
  Proceeds from the sale of Knolls at Newgate           --        3,750,000         --
  Settlement costs paid from sale of
    Knolls at Newgate                                   --          (46,556)        --
                                                   ---------    -----------    ---------


Net cash provided by investing activities            195,162      3,887,834      135,261
                                                   ---------    -----------    ---------


Financing activities
  Partners' distributions                           (233,268)    (3,825,611)    (541,615)
                                                   ---------    -----------    ---------


Net increase (decrease) in cash                       21,674        (92,701)     (34,850)

Cash, at beginning of year                           209,407        302,108      336,958
                                                   ---------    -----------    ---------


Cash, at end of year                               $ 231,081    $   209,407    $ 302,108
                                                   =========    ===========    =========




           See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------


                                              Clover Income Properties II, L.P.

                                                       Statements of Cash Flows


Year ended December 31,                                       1995           1994        1993
- ----------------------------------------------------------------------------------------------


Reconciliation of net income (loss) to net cash
  provided by operating activities
  Net (loss) income                                      $(263,894)   $(2,507,224)   $ 143,160
                                                         ---------    -----------    ---------


  Adjustments
    Impairment loss, investment in
      The Willowbrook Joint Venture                        293,217           --           --
    Depreciation and amortization                           24,435        134,563      229,835
    Share of income from The Willowbrook
      Joint Venture                                       (126,666)      (133,322)    (107,751)
    Loss on sale of Knolls at Newgate                         --        2,418,097         --
    Distributions received from The Willowbrook
      Joint Venture                                        126,666        133,322      107,751
    Decrease (increase) in rents receivable                   --           13,808      (10,895)
    Decrease (increase) in state tax refund receivable       6,772         (6,772)        --
    Decrease (increase) in prepaid expenses                   --            2,861         (337)
    Increase (decrease) in accounts payable                  1,250         18,152       (1,301)
    (Decrease) increase in accrued expenses                   --         (104,755)       7,075
    (Decrease) in prepaid rents                               --           (2,275)      (6,023)
    (Decrease) increase in tenants' security deposits         --          (15,804)       6,705
    (Decrease) increase in due to general partner
      and affiliates                                        (2,000)      (105,575)       3,285
                                                         ---------    -----------    ---------


Total adjustments                                          323,674      2,352,300      228,344
                                                         ---------    -----------    ---------


Net cash provided (used) by operating activities         $  59,780    $  (154,924)   $ 371,504
                                                         =========    ===========    =========


Supplemental disclosure of cash flow information
  Forgiveness of debt                                    $    --      $   120,043    $    --
                                                         =========    ===========    =========



           See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------


                                              Clover Income Properties II, L.P.

                                     Summary of Significant Accounting Policies

Rental Revenue

Rental revenue is recognized when earned and represents potential billings, net of concessions and vacancies.

Capitalization and Amortization of Certain Costs

At December 31, 1995, deferred acquisition fees paid to an affiliate have been written off (see Note 3). For the years ended December 31, 1994 and prior, these costs were included in investment in The Willowbrook Joint Venture and were amortized over a two hundred and eighty five month period (life of the Partnership) using the straight-line method.

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

Depreciation on the property was provided on a straight-line basis over the estimated useful lives of the various assets as follows:

      Apartment buildings                         40 years
      Furniture and fixtures                      12 years

- --------------------------------------------------------------------------------


                                              Clover Income Properties II, L.P.

                                     Summary of Significant Accounting Policies


Maintenance and repair expenses were charged to expense as incurred. Significant betterments and improvements were capitalized and depreciated over their respective lives.

Impairment of Long-Lived Assets

A writedown for impairment will be recorded when the facts and circumstances indicate that the cost of the investment in the Willowbrook Joint Venture including the related deferred acquisition fees may be impaired. To determine impairment, the estimated undiscounted cash flows associated with the assets are compared to the investment's carrying amount.

Use of Estimates

The preparation of financial statements in conformity with generally accepted ac counting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

- --------------------------------------------------------------------------------


                                              Clover Income Properties II, L.P.

                                                  Notes to Financial Statements

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

December 31,                            1995                     1994
- --------------------------------------------------------------------------------


                                 GAAP      Tax Basis       GAAP       Tax Basis
- --------------------------------------------------------------------------------

Total assets                  $4,228,346   $5,061,193   $4,726,258   $5,198,628
                              ==========   ==========   ==========   ==========
Partners' capital             $4,208,846   $5,041,693   $4,706,008   $5,178,377
                              ==========   ==========   ==========   ==========

- -------------------------------------------------------------------------------


                                              Clover Income Properties II, L.P.

                                                  Notes to Financial Statements


Reconciliation of income (loss) per financial statement to income (loss) per Federal income tax return is as follows:

Year ended December 31,                   1995          1994         1993
- -------------------------------------------------------------------------------


Net (loss) income per
      financial statement              $(263,894)   $(2,387,181)   $143,160

Reconciling items
      Impairment loss, investment in
       The Willowbrook Joint Venture
       (currently not deductible for
        tax purposes)                    293,217           --          --
      Additional income from The
        Willowbrook Joint Venture
        resulting from different
        depreciation methods              67,259         67,082      67,082
                                       ---------    -----------    --------

Net income (loss) per
      federal income tax return        $  96,582    $(2,320,099)   $210,242
                                       =========    ===========    ========


2.    Sale of
      Investment
      Property

On July 1, 1994, CIP II sold its entire interest in the Knolls at Newgate Apartments, a 144 unit garden-style residential apartment complex located in Centreville, Virginia, together with all related improvements and intangible and tangible property to United Dominion Realty Trust (the Purchaser), an unaffiliated party, for a cash purchase price of $3,750,000. The Purchaser also acquired the land, which was formerly subject to a long-term ground lease, from the owner of the land (also an unaffiliated party) for $1,550,000. The loss on the sale of the investment property of $2,418,097, the same for tax purposes, has been recorded in income for the year ended December 31, 1994. As of December 31, 1993, the property was not considered to be impaired based on undiscounted estimated future operating cash flows. The sale of the Knolls Apartments and related loss were significantly impacted by the acquisition of the land on which the Knolls Apartments are located. The transaction was contingent upon the buyer's ability to purchase the land. The purchase price of the land, required by its' owner, negatively affected the sales price of the Knolls Apartments property.

- --------------------------------------------------------------------------------


                                              Clover Income Properties II, L.P.

                                                  Notes to Financial Statements

3.    Investment
      in The
      Willowbrook
      Joint Venture

On December 17, 1987, CIP II acquired a 50% interest in The Willowbrook Joint Venture for $6,450,000. The Willowbrook Joint Venture owns the Willowbrook Apartments, a 299-unit mid-rise apartment complex located in Baltimore, Maryland.

On April 8, 1992, CIP II and Clover Income Properties, L.P., an affiliated partnership, consummated an agreement which was effective April 1, 1992 with Clover Income Properties III, L.P. (CIP III), an affiliated partnership, pursuant to which CIP III acquired an interest in The Willowbrook Joint Venture for $2,200,000 in cash. The Partnership reduced its interest from 50% to 42.91% and received a distribution of $1,100,000 from the Joint Venture, based on an independently appraised value of the Willowbrook Apartments of $15,650,000 as of February 11, 1992. The excess of the amount paid over the net book value of the 14.18% interest in the Joint Venture purchased by CIP III amounted to $325,788. The $325,788 was credited to the partners' capital accounts as of that date.

On February 7, 1996, the Willowbrook Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement, the Joint Venture will sell the Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $10,500,000 less a $315,000 credit for capital improvements. See note 8 for additional information.

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

Due to the proposed sale of the Willowbrook Apartments and subsequent liquidation of the Partnership, CIP II has reflected its investment in the Joint Venture at the lower of cost or market. Market value is based on the estimated cash proceeds (net of settlement costs) from the sale of the Willowbrook Apartments after allocation of proceeds to CIP, CIP II and CIP III. In May 1996, the Partnership

- --------------------------------------------------------------------------------


                                              Clover Income Properties II, L.P.

                                                  Notes to Financial Statements

reevaluated its investment in Willowbrook Apartments, including an impairment loss amounting to $293,217, which has been charged to operations in the 1995 year.

A summary of the Joint Venture's financial statements is as follows:

December 31,                                                  1995          1994
- --------------------------------------------------------------------------------


Other assets                                           $   322,078   $   331,731

Investment property held for sale,
  net of accumulated depreciation                        9,396,753     9,858,484
                                                       -----------   -----------

                                                       $ 9,718,831   $10,190,215
                                                       ===========   ===========


December 31,                                                  1995          1994
- --------------------------------------------------------------------------------




Liabilities (including
      $326,293 in 1995 and $326,240
      in 1994 to affiliates)                           $   403,359   $   419,934
Capital
      Clover Income Properties, L.P.                     3,671,476     3,866,638
      Clover Income Properties II, L.P.                  3,671,476     3,866,638
      Clover Income Properties III, L.P.                 1,972,520     2,037,005
                                                       -----------   -----------

                                                       $ 9,718,831   $10,190,215
                                                       ===========   ===========




Year ended December 31,                         1995          1994          1993
- --------------------------------------------------------------------------------


Revenues                                 $ 2,049,103   $ 2,064,966   $ 1,967,909
Expenses                                   1,753,912     1,754,265     1,716,800
                                         -----------   -----------   -----------

Net income                               $   295,191   $   310,701   $   251,109
                                         ===========   ===========   ===========

- --------------------------------------------------------------------------------


                                              Clover Income Properties II, L.P.

                                                  Notes to Financial Statements

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

For the year ended December 31, 1994, deferred acquisition fees amounted to $317,652, net of accumulated amortization of $166,971.

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

- --------------------------------------------------------------------------------


                                              Clover Income Properties II, L.P.

                                                  Notes to Financial Statements

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

Net income or gain realized by the Partnership on a sale shall be allocated in the following order of priority:

(a) first, to the partners with negative capital account balances, until each such partner has a zero capital account balance,

(b) second, to the limited partners until the capital account balance of each limited partner shall equal his adjusted capital contribution,

(c) third, to the limited partners until the capital account of each limited partner shall equal his adjusted capital contribution and an amount equal to the priority return (10%) distributed or to be distributed to each limited partner in proportion to each limited partner's relative share of such priority return,

(d) fourth, to the limited partners whose subscriptions were received by the Partnership prior to June 1, 1988, until the capital account of each limited partner shall equal the amount described in (c) above and an amount equal to the additional return (up to 2%) distributed or to be distributed to each limited partner in proportion to each such limited partner's relative share of such additional returns and, then, any remaining amounts of net income or gain shall be allocated 15% to the general partner and 85% to the limited partners in proportion to their relative ownership of units.

Net losses of the Partnership shall be allocated 1% to the general partner and 99% to the limited partners.

- --------------------------------------------------------------------------------


                                              Clover Income Properties II, L.P.

                                                  Notes to Financial Statements

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

- --------------------------------------------------------------------------------


                                              Clover Income Properties II, L.P.

                                                  Notes to Financial Statements


5.    Transactions
      with Affiliates
The general partner and its affiliates are entitled to reimbursement for administrative services rendered to the Partnership, direct expenses of the Partnership, operations and goods and services used by and for the Partnership.

The Knolls, which was sold July 1, 1994, was managed by an affiliate of the general partner pursuant to a management agreement which provided for an annual fee not to exceed 5% of the gross rentals of the property.

Transactions with affiliates are summarized below:

                           Management Reimbursable
                              Fees         Costs       Total
- --------------------------------------------------------------------------------


Amount payable at
      January 1, 1993      $ 120,560    $ 103,773    $ 224,333

Incurred during 1993          49,089       40,514       89,603
Payments during 1993         (46,260)     (40,058)     (86,318)
                           ---------    ---------    ---------


Amount payable at
      December 31, 1993      123,389      104,229      227,618

Incurred during 1994          23,903       10,692       34,595
Payments during 1994        (132,021)      (8,149)    (140,170)
Amounts forgiven in 1994     (15,271)    (104,772)    (120,043)
                           ---------    ---------    ---------


Amount payable at
      December 31, 1994         --          2,000        2,000

Incurred during 1995            --          9,050        9,050
Payments during 1995            --        (11,050)     (11,050)
                           ---------    ---------    ---------


Amount payable at
      December 31, 1995    $    --      $    --      $    --
                           =========    =========    =========

- --------------------------------------------------------------------------------


                                              Clover Income Properties II, L.P.

                                                  Notes to Financial Statements


During the year ended December 31, 1994, the general partner and its affiliates decided to forgive certain amounts due them totalling $120,043. This amount was originally recorded in the Partnership's financial statements as other income.

In May 1996, the Partnership revised the 1994 financial statements and treated the forgiveness as a capital contribution. This revision had no effect on and is not expected to have any effect upon the aggregate partners' capital or distributions.

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

8.    Subsequent
      Event

On May 16, 1996, the agreement to sell the Willowbrook Apartments was amended. The amendment, among other things, reduced the sales price from $10,500,000 less a $315,000 credit for capital contributions to $9,850,000.

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




                                                               BDO SEIDMAN, LLP


January 30, 1996, except
  for Note 2, which is
  February 7, 1996
  and Note 5 which
  is May 16, 1996.

- -------------------------------------------------------------------------------


                                                  The Willowbrook Joint Venture

                                                                 Balance Sheets


December 31,                                          1995          1994
- -------------------------------------------------------------------------------


Assets

Cash                                           $   141,494   $   146,687
Cash held for security deposits - restricted        34,868        46,394
Rents receivable                                     7,602           868
Prepaid expenses                                   137,014       136,682
Utility deposit                                      1,100         1,100

Investment property held for sale, net of
  accumulated depreciation                       9,396,753     9,858,484
                                               -----------   -----------


                                               $ 9,718,831   $10,190,215
                                               ===========   ===========




Liabilities and Partners' Capital

Liabilities
  Accounts payable                             $      --     $    17,447
  Accrued expenses                                  36,956        26,563
  Tenants' security deposits                        32,222        40,748
  Prepaid rents                                      7,888         8,936
  Due to affiliates                                326,293       326,240
                                               -----------   -----------


Total liabilities                                  403,359       419,934
                                               -----------   -----------


Commitment

Partners' capital
  Clover Income Properties, L.P.                 3,671,476     3,866,638
  Clover Income Properties II, L.P.              3,671,476     3,866,638
  Clover Income Properties III, L.P.             1,972,520     2,037,005
                                               -----------   -----------


Total partners' capital                          9,315,472     9,770,281
                                               -----------   -----------


                                               $ 9,718,831   $10,190,215
                                               ===========   ===========




           See accompanying summary of significant accounting policies and notes to financial statements.

- --------------------------------------------------------------------------------


                                                  The Willowbrook Joint Venture

                                                           Statements of Income


Year ended December 31,                               1995         1994         1993
- ------------------------------------------------------------------------------------

Revenues
  Rental income                                 $2,013,638   $2,013,518   $1,928,002
  Other income                                      34,414       48,416       34,772
  Interest income                                    1,051        3,032        5,135
                                                ----------   ----------   ----------

Total revenues                                   2,049,103    2,064,966    1,967,909
                                                ----------   ----------   ----------

Expenses
  Depreciation and amortization                    514,843      512,242      508,510
  Operating expenses (including affiliate
    transactions of $17,905 in 1995, $112,445
    in 1994 and $115,451 in 1993)                1,225,052    1,219,161    1,186,441
  Professional services                             14,017       11,173       12,068
  General and administrative, affiliates              --         11,689        9,781
                                                ----------   ----------   ----------

Total expenses                                   1,753,912    1,754,265    1,716,800
                                                ----------   ----------   ----------

Net income                                      $  295,191   $  310,701   $  251,109
                                                ==========   ==========   ==========



           See accompanying summary of significant accounting policies and notes to financial statements.

- --------------------------------------------------------------------------------
                                                  The Willowbrook Joint Venture

                                                Statements of Partners' Capital

                                   Clover        Clover        Clover
                                   Income        Income        Income
                              Properties,    Properties    Properties
                                     L.P.      II, L.P.      III, L.P.           Total
- --------------------------------------------------------------------------------------


Balance, January 1, 1993     $ 4,220,846    $ 4,220,846    $ 2,154,052    $ 10,595,744

Capital contributions             30,836         30,836         10,197          71,869
Net income                       107,751        107,751         35,607         251,109
Partners' distributions         (308,405)      (308,405)      (101,924)       (718,734)
                               ---------      ---------      ---------      ----------


Balance, December 31, 1993     4,051,028      4,051,028      2,097,932      10,199,988

Capital contributions              4,116          4,116          1,360           9,592
Net income                       133,322        133,322         44,057         310,701
Partners' distributions         (321,828)      (321,828)      (106,344)       (750,000)
                               ---------      ---------      ---------      ----------


Balance, December 31, 1994     3,866,638      3,866,638      2,037,005    $  9,770,281

Capital contributions               --             --             --              --
Net income                       126,666        126,666         41,859         295,191
Partners' distributions         (321,828)      (321,828)      (106,344)       (750,000)
                               ---------      ---------      ---------      ----------


Balance, December 31, 1995   $ 3,671,476    $ 3,671,476    $ 1,972,520    $  9,315,472
                             ===========    ===========    ===========    ============




           See accompanying summary of significant accounting policies and notes to financial statements.

- --------------------------------------------------------------------------------


                                                  The Willowbrook Joint Venture

                                                       Statements of Cash Flows


Year ended December 31,                            1995           1994           1993
- -------------------------------------------------------------------------------------


Operating activities
  Cash received from rentals                $ 2,005,856    $ 2,020,702    $ 1,926,352
  Interest income received                        1,051          3,032          5,135
  Other income received                          34,414         48,416         34,772
  Security deposits paid                         11,526          4,051         15,521
  Cash paid for operating expenses           (1,254,928)    (1,255,209)    (1,266,247)
                                             ----------     ----------     ----------

Net cash provided by operating activities       797,919        820,992        715,533
                                             ----------     ----------     ----------

Investing activities
  Cash paid for investment property             (53,112)       (62,265)       (94,426)
                                             ----------     ----------     ----------

Financing activities
  Partners' distributions                      (750,000)      (750,000)      (718,734)
  Partners' contributions                          --            9,592         71,869
                                             ----------     ----------     ----------

Net cash (used) in financing activities        (750,000)      (740,408)      (646,865)
                                             ----------     ----------     ----------

Net (decrease) increase in cash                  (5,193)        18,319        (25,758)

Cash, at beginning of year                      146,687        128,368        154,126
                                             ----------     ----------     ----------


Cash, at end of year                        $   141,494    $   146,687    $   128,368
                                            ===========    ===========    ===========




           See accompanying summary of significant accounting policies and notes to financial statements.

- --------------------------------------------------------------------------------


                                                  The Willowbrook Joint Venture

                                                       Statements of Cash Flows

Year ended December 31,                             1995         1994         1993
- ----------------------------------------------------------------------------------

Reconciliation of net income to net cash
 provided by operating activities
  Net income                                   $ 295,191    $ 310,701    $ 251,109
                                               ---------    ---------    ---------



  Adjustments to reconcile net income to net
    cash provided by operating activities
  Depreciation and amortization                  514,843      512,242      508,510
  (Increase) decrease in cash held
    for security deposits                         11,526        4,051       15,521
  (Increase) decrease in rents receivable         (6,734)       2,428       (1,929)
  (Increase) decrease in prepaid expenses           (332)      15,508          320
  (Decrease) increase in accounts payable        (17,447)     (11,091)       9,308
  Increase (decrease) in accrued expenses         10,393          526       (2,146)
  (Decrease) in tenants' security deposits        (8,526)      (5,816)     (15,874)
  (Decrease) increase in prepaid rents            (1,048)       4,756          279
  Increase (decrease) in due to affiliates            53      (12,313)     (49,565)
                                               ---------    ---------    ---------

Total adjustments                                502,728      510,291      464,424
                                               ---------    ---------    ---------

Net cash provided by operating activities      $ 797,919    $ 820,992    $ 715,533
                                               =========    =========    =========




           See accompanying summary of significant accounting policies and notes to financial statements.

- --------------------------------------------------------------------------------


                                                  The Willowbrook Joint Venture

                                     Summary of Significant Accounting Policies

Impairment of
Long-Lived Assets

In the event that facts and circumstances indicate that the cost of the investment property may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated undiscounted cash flows associated with the assets would be compared to the asset's carrying amount.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

- --------------------------------------------------------------------------------


                                                  The Willowbrook Joint Venture


                                                  Notes to Financial Statements
1.    Organization
      and Basis of
      Accounting
The Willowbrook Joint Venture ("Joint Venture") was formed on December 17, 1987, by Clover Income Properties, L.P. (CIP) and Clover Income Properties II, L.P. (CIP II) for the purpose of acquiring, operating and holding the Willowbrook Apartments. Leases primarily have a term of one year or less. The life of the joint venture was initially set at 20 years.

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




December 31,                          1995                        1994
- --------------------------------------------------------------------------------


                                 GAAP      Tax Basis          GAAP     Tax Basis
- --------------------------------------------------------------------------------

Total assets               $9,718,831    $11,481,249   $10,190,215   $11,809,659
                           ==========    ===========   ===========   ===========
Partners' capital          $9,315,472    $11,077,891   $ 9,770,281   $11,389,717
                           ==========    ===========   ===========   ===========

- --------------------------------------------------------------------------------


                                                  The Willowbrook Joint Venture

                                                  Notes to Financial Statements

Reconciliation of income per financial statement to income per Federal income tax return is as follows:

Year ended December 31,        1995       1994       1993
- -------------------------------------------------------------------------------


Net income per financial
     statements            $295,191   $310,701   $251,109

Reconciling item
     Depreciation           142,983    142,571    142,571
                           --------   --------   --------

Tax basis income           $438,174   $453,272   $393,680
                           ========   ========   ========


2.    Investment
      Property Held
      for Sale

On December 17, 1987, the Joint Venture acquired the Willowbrook Apartments (the Property), a mid-rise apartment complex comprising 299 apartment units contained in eight five-story buildings. The complex is located in Baltimore, Maryland.

On February 7, 1996, the Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement, the Joint Venture will sell The Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $10,500,000 less a $315,000 credit for capital improvements (see Note 5 for additional information).

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

Due to the proposed sale of the Willowbrook Apartments and subsequent liquidation of the Partnership, the Joint Venture has reflected the investment property held for sale at the lower of cost or market. Market value is based on the estimated cash proceeds (net of settlement costs) from the sale of the Willowbrook Apartments. At December 31, 1995, the investment property held for sale was not impaired.

- --------------------------------------------------------------------------------


                                                  The Willowbrook Joint Venture

                                                  Notes to Financial Statements

The following is a summary of investment property held for sale which is carried at the lower of cost or market:

December 31,                            1995            1994
- --------------------------------------------------------------------------------


Land                             $ 1,421,205     $ 1,421,205
Apartment buildings               11,006,247      10,980,891
Furniture and fixtures             1,004,545         976,789
                                 -----------     -----------

                                  13,431,997      13,378,885
Less accumulated depreciation     (4,035,244)     (3,520,401)
                                 -----------     -----------

                                $  9,396,753    $  9,858,484
                                 ===========     ===========



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

- --------------------------------------------------------------------------------


                                                  The Willowbrook Joint Venture

                                                  Notes to Financial Statements
Transactions with affiliates are summarized below:

                         Management     Reimbursable
                               Fees            Costs          Total
- --------------------------------------------------------------------------------


Amount payable at
      January 1, 1993     $ 334,953         $ 53,165      $ 388,118

Incurred during 1993         98,313           26,919        125,232
Payments during 1993       (114,616)         (60,181)      (174,797)
                          ---------         --------      ---------

Amount payable at
      December 31, 1993     318,650           19,903        338,553

Incurred during 1994        102,734           21,400        124,134
Payments during 1994       (102,252)         (34,195)      (136,447)
                          ---------         --------      ---------

Amount payable at
      December 31, 1994     319,132            7,108        326,240


Incurred during 1995         12,750            5,155         17,905
Payments during 1995        (12,750)          (5,102)       (17,852)
                          ---------         --------      ---------

Amount payable at
      December 31, 1995   $ 319,132         $  7,161      $ 326,293
                          =========         ========      =========



4.    Subsequent
      Distributions

In January 1996, the Joint Venture made cash distributions of $26,819, $26,819 and $8,862 to Clover Income Properties, L.P., Clover Income Properties II, L.P. and Clover Income Properties III, L.P., respectively.

5.    Subsequent
      Event

On May 16, 1996, the agreement to sell the Willowbrook Apartments was amended. The amendment, among other things, reduced the sales price from $10,500,000 less a $315,000 credit for capital contributions to $9,850,000.

- --------------------------------------------------------------------------------

                                                                    SCHEDULE III

                                               Clover Income Properties II, L.P.

                           Schedules of Real Estate and Accumulated Depreciation



Years Ended December 31, 1995, 1994 and 1993
- -------------------------------------------------------------------------------

                                                                                                  Cost Capitalized
                                                                          Initial Cost        Subsequent to Acquisition
                                                                      -------------------     -------------------------
                                                                            Buildings and             Buildings and
Description                                         Encumbrances     Land   Improvements     Land     Improvements
- --------------------------------------------------------------------------------------------------------------------------------
144-unit garden apartment complex
  located in Centreville, Virginia                      None          $-     $7,105,605       $-      $74,482



(A) The aggregate cost for federal income tax purposes is equal to the amount at which the real estate is carried for financial reporting purposes.

(B)   Reconciliation of real estate:


                                                                      1995           1994           1993
- --------------------------------------------------------------------------------------------------------


Balance, at beginning of year                                          $--     $7,180,087     $7,145,530


Dispositions during year:
  Cost of real estate sold                                              --     (7,180,087)          --

Additions during year:
  Acquisitions                                                          --           --           34,557
                                                                       ---     ----------     ----------

Balance, at end of year                                                $--     $     --       $7,180,087
                                                                       ===     ==========     ==========


(C) Reconciliation of accumulated depreciation:

Balance, at beginning of year                                          $--     $  948,417     $  743,336
Depreciation expense                                                    --        110,128        205,081
Accumulated depreciation - disposal of assets                           --     (1,058,545)          --
                                                                       ---     ----------     ----------

Balance, at end of year                                                $--     $     --       $  948,417
                                                                       ===     ==========     ==========




                                                      Gross Amount at Which
                                            Carried at December 31, 1995 (A)
- ----------------------------------------------------------------------------                        Life on Which
                                                                                                 Depreciation Has
                      Buildings and                                         Date of         Date    Been Computed
Land                   Improvements      Total (B)    Depreciation (C) Construction     Acquired          in 1995
- -----------------------------------------------------------------------------------------------------------------
$--                       $ --             $ --            $ --             1972        4/14/89      5-40 years

- -------------------------------------------------------------------------------


                                                                   SCHEDULE III

                                                   The Willowbrook Joint Venture

                          Schedules of Real Estate and Accumulated Depreciation


Years Ended December 31, 1995, 1994 and 1993
- -------------------------------------------------------------------------------


                                                                                                     Cost Capitalized
                                                                        Initial Cost            Subsequent to Acquisition
                                                                  ------------------------    ----------------------------
                                                                             Buildings and              Buildings and
Description                                         Encumbrances     Land    Improvements     Land      Improvements
- --------------------------------------------------------------------------------------------------------------------------

299-unit mid-rise apartment complex
    located in Baltimore, Maryland                          None  $1,421,205  $11,289,276      $--       $721,516


(A) The aggregate cost for federal income tax purposes is equal to the amount at which the real estate is carried for financial reporting purposes, plus the additional stepped up basis due to a Section 754 election in the amount of $556,439.

(B) Reconciliation of real estate:



                                                                        1995               1994              1993
- -----------------------------------------------------------------------------------------------------------------
Balance, at beginning of year                                    $13,378,885        $13,316,620       $13,222,194

Additions during year:
  Improvements, etc.                                                  53,112             62,265            94,426
                                                                 -----------        -----------       -----------

Balance, at end of year                                          $13,431,997        $13,378,885       $13,316,620
                                                                 ===========        ===========       ===========

(C) Reconciliation of accumulated depreciation:

Balance, at beginning of year                                    $ 3,520,401       $  3,008,159       $ 2,499,649
Depreciation expense                                                 514,843            512,242           508,510
                                                                 -----------        -----------       -----------


Balance, at end of year                                          $ 4,035,244       $  3,520,401       $ 3,008,159
                                                                 ===========        ===========       ===========







- ------------------------------------------------------------------------------

                                               Gross Amount at Which
                                     Carried at December 31, 1995 (A)
- ---------------------------------------------------------------------                                  Life on Which
                                                                                                    Depreciation Has
                      Buildings and                                         Date of         Date       Been Computed
Land                   Improvements      Total (B)     Depreciation (C)  Construction     Acquired           in 1994
- ----------------------------------------------------------------------------------------------------------------------

$1,421,205            $12,010,792        $13,431,997   $4,035,244        1966             12/17/87   12-25 years


To the Stockholder
CIP II Management Corporation
23 West Park Avenue
Merchantville, New Jersey  08109


                  We have audited the accompanying balance sheet of CIP II Management Corporation as of November 30, 1995. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

                  In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of CIP II Management Corporation as of November 30, 1995 in conformity with generally accepted accounting principles.



                           ALLOY, SILVERSTIEN, SHAPIRO, ADAMS, MULFORD, & CO.




January 15, 1996
Cherry Hill, New Jersey

                          CIP II MANAGEMENT CORPORATION
                                  BALANCE SHEET
                                NOVEMBER 30, 1995


ASSETS
CURRENT ASSETS
         Cash                                                       $     3,801
         Prepaid Expenses                                                    13
                                                                    -----------
TOTAL CURRENT ASSETS                                                      3,814

OTHER ASSETS
  Loans Receivable-Clover Financial Corporation                       1,002,115
                                                                    -----------
TOTAL ASSETS                                                        $ 1,005,929
                                                                    ===========

         LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
  Share of Accumulated Losses from Partnership
   in Excess of Investments and Advances                            $    23,095
  Loans Payable  - CIP II, L.P.                                           4,151
  Deferred Tax Liability                                                    920
                                                                    -----------
TOTAL LIABILITIES                                                        28,166

STOCKHOLDER'S EQUITY
  Common Stock, no par value, 1,000 Shares
   Authorized, 100 Issued and Outstanding                            1,025,0000
 Accumulated  (Deficit)                                                 (47,237)
                                                                    -----------
TOTAL STOCKHOLDER'S EQUITY                                              977,763
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $ 1,005,929
                                                                    ===========



         The accompanying notes are an integral part of this statement.

                          CIP II MANAGEMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENT
                                NOVEMBER 30, 1995


1.  Organization
    CIP II Management Corporation, a wholly-owned subsidiary of Clover Financial Corporation, is the general partner of Clover Income Properties II, L.P.(CIP
    II), a real estate limited partnership. The Company was formed on June 6, 1987.

2.  Summary of Significant Accounting Policies

    Use of Estimates
    Estimates and assumptions are used in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses, as applicable. Actual results could differ from those estimates.

    Investments
    The Company accounts for its 1% investment in a real estate limited partnership under the equity method, because the Company exercises significant influence over its operating and financial activities. Accordingly, the investment is carried at cost, adjusted for the Company's proportionate share of earnings or losses.

    Income Taxes
    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

3.  Loans Receivable - Clover Financial Corporation
    Loans receivable - Clover Financial Corporation, bear interest at 5.86% and have no scheduled maturity dates.

4.  Investment in Partnership
    The Company purchased for $1,000 a 1 % general partnership interest in CIP II and has been allocated losses in the amount of $24,095. This amount exceeds the Company's investment and advances to the partnership by $23,095. This amount has been recorded as a liability.


5.  Income Taxes
    The Company files a consolidated federal income tax return with Clover Financial Corporation. Temporary differences giving rise to the deferred tax liability consisted of partnership investment income and deductions accounted for differently for financial reporting and tax purposes. The deferred tax liability as of November 30, 1995 was $920.

6.  Commitments
    The Company, as a general partner in CIP II, could be liable for, or otherwise committed to provide funds to this partnership.

                                     PART IV


ITEM 14. Exhibits. Financial Statement Schedules and
         Reports on 8-K.

     (a) The following documents are filed as part of this report:

          (1) Financial statements. See Index to Financial Statements under Item
     8. Financial Statements and Supplementary Data.

          (2) Financial statement schedules. See Index to Financial Statements under Item 8. Financial Statements and Supplementary Data.

          (3) Exhibits.

          *3.1     Certificate of Limited Partnership (Exhibit
                   3.1 to the Registrant's Registration
                   Statement, No. 33-15487 filed on September 18,
                   1987 (the "Registration Statement")).

          *3.2 Limited Partnership Agreement (Exhibit 3.2 to the Registration Statement).

          *3.3 Amended and Restated Agreement of Limited Partnership dated February 19, 1988 (Exhibit 3.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K")).

          *10.1 $1,000,000 demand note of Clover Financial Corporation payable to C.I.P. II Management Corp., the general partner of the registrant (Exhibit 10.1 to the Registration Statement).

          *10.2 Joint Venture Agreement between the registrant and Clover Income Properties, L.P. dated December 17, 1987, relating to The Willowbrook Apartments (Exhibit 10.5 to Post-Effective Amendment No. 1 to the Registration Statement).

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

          10.5     Second Amendment to Agreement of Sale dated
                   May 6, 1996 among The Willowbrook Joint
                   Venture, Berwind Property Group, Inc. and
                   Montgomery Properties, Ltd.

          10.6     Third Amendment to Agreement of Sale dated May
                   16, 1996 among The Willowbrook Joint Venture,
                   Berwind Property Group, Inc. and Montgomery
                   Properties, Ltd.

          27       Financial Data Schedule

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

- ----------------------

*    Incorporated by reference.

     (b) No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   ----------

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

                                   CLOVER INCOME PROPERTIES II, L.P.

                                   C.I.P. II MANAGEMENT CORP.,
                                   General Partner



Date:  June 4, 1996                By: /s/ Donald N. Love
                                        -----------------------------
                                       Donald N. Love, President


Date:  June 4, 1996                By:  /s/ Stanley E. Borucki
                                        -----------------------------
                                        Stanley E. Borucki, Treasurer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Date:  June 4, 1996                     /s/ Donald N. Love
                                        -----------------------------
                                        Donald N. Love, Director and
                                        President of C.I.P. II
                                        Management Corp., the General
                                        Partner


Date:  June 4, 1996                     /s/ Steven R. Zalkind
                                        -----------------------------
                                        Steven R. Zalkind, Director
                                        and Vice-President of
                                        C.I.P. II Management Corp.,
                                        the General Partner

                                 EXHIBIT INDEX



EXHIBIT NUMBER                               EXHIBIT NAME
- --------------                               ------------

     10.5 Second Amendment to Agreement of Sale dated May 6, 1996 among the Willowbrook Joint Venture, Berwind Property Group, Inc. and
                                             Montgomery Properties, Ltd.

     10.6 Third Amendment to Agreement of Sale dated May 16, 1996 among the Willowbrook Joint Venture, Berwind Property Group, Inc. and
                                             Montgomery Properties, Ltd.

     27                                      Financial Data Schedule