Form 10QSB/A
period 1996-03-31
CLOVER INCOME PROPERTIES II L P
filed 1996-06-04
CIK 818671

- --------------------------------------------------------------------------------
            FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   (As last amended by 34-32231, eff. 6/3/93.)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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
                                      ----    ---


- --------------------------------------------------------------------------------

Item 1. Financial Statements



                        CLOVER INCOME PROPERTIES II, L.P.
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                                         March 31,
                                                                                           1996
                                                                                        ----------


CASH ................................................................                    $  241,841

INVESTMENT IN THE WILLOWBROOK JOINT
         VENTURE, at market .........................................                     3,963,440
                                                                                         ----------

TOTAL ASSETS ........................................................                    $4,205,281
                                                                                         ==========


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
         Accrued expenses ...........................................                    $   13,176
                                                                                         ----------

PARTNERS' CAPITAL (DEFICIT)
         General partner ............................................                        88,587
         Limited partners ...........................................                     4,103,518
                                                                                         ----------
                  Total partners' capital ...........................                     4,192,105
                                                                                         ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT) ...................                    $4,205,281
                                                                                         ==========

   The accompanying notes are an integral part of these financial statements.

                        CLOVER INCOME PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Three Months Ended
                                                                                                                    March 31,
                                                                                                              1996            1995
                                                                                                            -------          -------
REVENUES
     Interest income .............................................................................          $ 1,210          $   674
                                                                                                            -------          -------
         Total revenues ..........................................................................            1,210              674
                                                                                                            -------          -------

EXPENSES
     Amortization ................................................................................             --              6,109
     Professional services .......................................................................            7,074            5,813
     General and administrative ..................................................................            1,849            5,034
                                                                                                            -------          -------
         Total expenses ..........................................................................            8,923           16,956
                                                                                                            -------          -------

SHARE OF INCOME FROM THE WILLOWBROOK JOINT
     VENTURE .....................................................................................           46,632           45,527
                                                                                                            -------          -------

NET INCOME .......................................................................................          $38,919          $29,245
                                                                                                            =======          =======

NET INCOME PER LIMITED PARTNERSHIP UNIT ..........................................................          $  2.20          $  1.63
                                                                                                            =======          =======

   The accompanying notes are an integral part of these financial statements.

                        CLOVER INCOME PROPERTIES II, L.P.
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)

                                                                          General                 Limited
                                                                          Partner                 Partners                Total
                                                                        ------------            -----------             ------------

Balance (Deficit) at January 1, 1996 .......................            $    88,587             $ 4,120,259             $ 4,208,846

Partners' distributions, $3.15
     per limited partnership unit ..........................                   (557)                (55,103)                (55,660)

Net income .................................................                    557                  38,362                  38,919
                                                                        -----------             -----------             -----------

Balance (Deficit) at March 31, 1996 ........................            $    88,587             $ 4,103,518             $ 4,192,105
                                                                        ===========             ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                        CLOVER INCOME PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                   1996                     1995
                                                                                                 -------                  -------
OPERATING ACTIVITIES
     Interest received ...........................................................               $   1,210                $     674
     Distributions received from The Willowbrook
         Joint Venture ...........................................................                  46,632                   45,527
     Cash paid for operating expenses ............................................                 (15,247)                 (12,929)
                                                                                                 ---------                ---------

         Net cash provided by operating activities ...............................                  32,595                   33,272
                                                                                                 ---------                ---------

INVESTING ACTIVITIES
     Distributions received from the Willowbrook
         Joint Venture ...........................................................                  33,825                   34,930
                                                                                                 ---------                ---------

FINANCING ACTIVITIES

     Partners' distributions .....................................................                 (55,660)                 (66,281)
                                                                                                 ---------                ---------

NET INCREASE IN CASH .............................................................                  10,760                    1,921

CASH, beginning of period ........................................................                 231,081                  209,407
                                                                                                 ---------                ---------

CASH, end of period ..............................................................               $ 241,841                $ 211,328
                                                                                                 =========                =========

   The accompanying notes are an integral part of these financial statements.

                        CLOVER INCOME PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                Three Months Ended
                                                                                                                     March 31,
                                                                                                                 1996        1995
                                                                                                               --------    --------
RECONCILIATION OF NET INCOME TO CASH
PROVIDED BY OPERATING ACTIVITIES

     Net income ............................................................................................   $ 38,919    $ 29,245

ADJUSTMENTS
     Amortization ..........................................................................................       --         6,109
     Income from investment in the Willowbrook Joint
         Venture ...........................................................................................    (46,632)    (45,527)
     Distributions received from the Willowbrook
         Joint Venture .....................................................................................     46,632      45,527
     Decrease in accrued expenses ..........................................................................     (6,324)     (6,854)
     Decrease in other receivables .........................................................................       --         6,772
     Decrease in due to affiliates .........................................................................       --        (2,000)
                                                                                                               --------    --------

         Total adjustments .................................................................................   $ (6,324)   $  4,027
                                                                                                               --------    --------

Net cash provided by operating activities ..................................................................   $ 32,595    $ 33,272
                                                                                                               ========    ========

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

On April 8, 1992, the Partnership and Clover Income Properties, L.P. ("CIP"), an affiliated partnership, consummated an agreement which was effective April 1, 1992 with Clover Income Properties III, L.P., ("CIP III"), an affiliated partnership, pursuant to which CIP III acquired an interest in The Willowbrook Joint Venture. The Partnership reduced its interest from 50% to 42.91% and received a distribution of $1,100,000 from the Joint Venture, of which $1,000,000 was distributed to the limited partners in April 1992. The excess of the amount paid over the net book value of the 14.18% interest in the Joint Venture purchased by CIP III amounted to $325,788. The $325,788 was credited to the partners' capital accounts as of that date.


On February 7, 1996, the Willowbrook Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement as amended on May 16, 1996, the Joint Venture will sell the Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $9,850,000.

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

Due to the proposed sale of the Willowbrook Apartments and subsequent liquidation of the Partnership, CIP II has reflected its investment in the Joint Venture at the lower of cost or market. Market value is based on the estimated cash proceeds (net of settlement costs) from the sale of the Willowbrook Apartments after allocation of these proceeds to CIP, CIP II, and CIP III. At March 31, 1996, CIP II's investment in The Willowbrook Joint Venture was not impaired.

                        CLOVER INCOME PROPERTIES II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


1. INVESTMENT IN THE WILLOWBROOK JOINT VENTURE (CONTINUED):

A summary of the Joint Venture's financial statements is as follows:

                                                                                                         Three Months
                                                                                                       Ended March 31,
                                                                                                            1996
                                                                                                       ---------------

Current assets ........................................................................                   $  397,270
Investment property, net of accumulated depreciation ..................................                    9,276,510
Other noncurrent assets ...............................................................                        1,100
                                                                                                          ----------

Total assets ..........................................................................                   $9,674,880
                                                                                                          ==========


Current liabilities ...................................................................                   $  438,232
Capital -
    Clover Income Properties, L.P. ....................................................                    3,637,651
    Clover Income Properties II, L.P. .................................................                    3,637,651
    Clover Income Properties III, L.P. ................................................                    1,961,346
                                                                                                          ----------

Total liabilities and capital .........................................................                   $9,674,880
                                                                                                          ==========


Revenues ..............................................................................                   $  524,072
Expenses ..............................................................................                      415,396
                                                                                                          ----------

Net income ............................................................................                   $  108,676
                                                                                                          ==========


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

                          THE WILLOWBROOK JOINT VENTURE
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                                               March 31,
                                                                                                 1996
                                                                                             ------------

CURRENT ASSETS
     Cash ......................................................................             $    271,377
     Cash held for security deposits-restricted ................................                   34,215
     Prepaid expenses ..........................................................                   88,850
     Rents receivable ..........................................................                    2,828
                                                                                             ------------
         Total current assets ..................................................                  397,270
                                                                                             ------------
INVESTMENT PROPERTY HELD FOR SALE ..............................................               13,440,465
     Less - accumulated depreciation ...........................................               (4,163,955)
                                                                                             ------------
         Net investment property ...............................................                9,276,510
                                                                                             ------------

OTHER ASSETS
     Utility deposit ...........................................................                    1,100
                                                                                             ------------

TOTAL ASSETS ...................................................................             $  9,674,880
                                                                                             ============

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Accounts payable ..........................................................             $     17,500
     Accrued expenses ..........................................................                   53,398
     Tenants' security deposits ................................................                   34,215
     Prepaid rents .............................................................                    6,826
     Due to affiliates .........................................................                  326,293
                                                                                             ------------
         Total current liabilities .............................................                  438,232
                                                                                             ------------

PARTNERS' CAPITAL
     Clover Income Properties, L.P. ............................................                3,637,651
     Clover Income Properties II, L.P. .........................................                3,637,651
     Clover Income Properties III, L.P. ........................................                1,961,346
                                                                                             ------------
         Total partners' capital ...............................................                9,236,648
                                                                                             ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL ........................................             $  9,674,880
                                                                                             ============

        The accompanying notes are an integral part of these statements.

                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                          March 31,
                                                                                      1996       1995
                                                                                  --------   --------
REVENUES:
     Rental income .............................................................  $511,753   $494,733
     Other income ..............................................................    12,181      5,584
     Interest income ...........................................................       138        484
                                                                                  --------   --------
              Total revenues ...................................................   524,072    500,801
                                                                                  --------   --------

EXPENSES:
     Depreciation ..............................................................   128,711    128,253
     Operating expenses (including affiliate
         transactions of $16,089 for the
         three months ended March 31, 1995) ....................................   284,747    261,502
     Professional services .....................................................     1,938      4,948
                                                                                  --------   --------
              Total expenses ...................................................   415,396    394,703
                                                                                  --------   --------

NET INCOME .....................................................................  $108,676   $106,098
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

                          THE WILLOWBROOK JOINT VENTURE

                         STATEMENTS OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)

                                                       Clover                  Clover                  Clover
                                                       Income                  Income                  Income
                                                     Properties              Properties              Properties
                                                        L.P.                  II, L.P.                III, L.P.            Total
                                                     ----------              ----------              ----------          ----------
Balance - January 1, 1996 ..................          $ 3,671,476           $ 3,671,476             $ 1,972,520         $ 9,315,472

Net income .................................               46,632                46,632                  15,412             108,676

Partners' distributions ....................              (80,457)              (80,457)                (26,586)           (187,500)
                                                      -----------           -----------             -----------         -----------

Balance at March 31, 1996 ..................          $ 3,637,651           $ 3,637,651             $ 1,961,346         $ 9,236,648
                                                      ===========           ===========             ===========         ===========

        The accompanying notes are an integral part of these statements.

                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                  1996                      1995
                                                                                                ---------                ---------
OPERATING ACTIVITIES:
        Cash received from rentals .............................................                $ 515,473                $ 490,830
        Other income received ..................................................                   12,181                    5,584
        Interest income received ...............................................                      138                      484
        Security deposits paid (received) ......................................                      653                      (202)
        Cash paid for operating expenses .......................................                 (202,594)                 (224,314)
                                                                                                ---------                ---------

               Net cash provided by operating
activities
                     activities ................................................                  325,851                  272,382
                                                                                                ---------                ---------

INVESTING ACTIVITIES
        Cash paid for investment property ......................................                   (8,468)                    --
                                                                                                ---------                ---------

FINANCING ACTIVITIES
        Partners' distributions ................................................                 (187,500)                 (187,500)
                                                                                                ---------                ---------

NET INCREASE IN CASH ...........................................................                  129,883                   84,882

Cash, beginning of period ......................................................                  141,494                  146,687
                                                                                                ---------                ---------

Cash, end of period ............................................................                $ 271,377                $ 231,569
                                                                                                =========                =========

        The accompanying notes are an integral part of these statements.

                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                   1996                    1995
                                                                                                 ---------              ---------

RECONCILIATION OF NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES

        NET INCOME ...............................................................               $ 108,676              $ 106,098

Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation .................................................................                 128,711                128,253
    Decrease (increase) in cash held for
        security deposits ........................................................                     653                   (202)
    Decrease in prepaid expenses .................................................                  48,164                 58,063
    Decrease (increase) in rents receivable ......................................                   4,774                 (4,129)
    Increase (decrease) in accounts payable ......................................                  17,500                 (1,849)
    Increase (decrease) in accrued expenses ......................................                  16,442                (12,923)
    Increase (decrease) in security deposits .....................................                   1,993                 (1,194)
    (Decrease) increase prepaid rents ............................................                  (1,062)                   226
    Increase in due to affiliates ................................................                    --                       39
                                                                                                 ---------              ---------

Total adjustments ................................................................                 217,175                166,284
                                                                                                 ---------              ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ........................................               $ 325,851              $ 272,382
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

On February 7, 1996, the Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement as amended on May 16, 1996, the Joint Venture will sell The Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $9,850,000.

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

The following is a summary of investment property as of March 31, 1996.



Land .........................................    $  1,421,205

Building .....................................      11,006,247

Furniture and fixtures .......................       1,013,013
                                                  ------------

                                                    13,440,465

    Less: Accumulated depreciation ...........      (4,163,955)
                                                  ------------

                                                  $  9,276,510
                                                  ============

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

    The Partnership's income after amortization for the three months ended March 31, 1996 was $38,919 compared to $29,245 for the same period in 1995. The increase over the period is primarily the result of a decrease in general and administrative and amortization expenses.

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





                                  CLOVER INCOME PROPERTIES II, L.P.

                                  By:     C.I.P. II MANAGEMENT CORPORATION




                                  By:     /s/Donald N. Love
                                          -----------------------------
                                          Donald N. Love, President



                                  By:     /s/Stanley E. Borucki
                                          -----------------------------
                                          Stanley E. Borucki, Treasurer



                                  Date: June 4, 1996