Form 10QSB
period 1996-09-30
CLOVER INCOME PROPERTIES II L P
filed 1996-11-12
CIK 818671

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


               For the quarterly period ended September 30, 1996

                                       or

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


                                     ASSETS

                                                                 September 30,
                                                                     1996
CASH                                                                $ 90,098

OTHER ASSETS                                                          11,900

INVESTMENT IN THE WILLOWBROOK JOINT
  VENTURE, at market                                                  18,218

TOTAL ASSETS                                                        $120,216

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
  Accrued expenses                                                  $ 15,356

PARTNERS' CAPITAL (DEFICIT)
  General partner                                                     86,934
  Limited partners                                                    17,926
    Total partners' capital                                          104,860

TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                   $120,216


 The accompanying notes are an integral part of these financial statements.


                       CLOVER INCOME PROPERTIES II, L.P.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                  1996         1995         1996          1995
REVENUES
  Interest income               $ 23,779     $    869     $ 26,737     $   2,849
     Total revenues               23,779          869       26,737         2,849

EXPENSES
  Amortization                        --        6,108           --        18,326
  Professional services            8,619       43,695       28,280        57,393
  General and administrative       3,182          377        5,620        12,991
     Total expenses               11,801       50,180       33,900        88,710

SHARE OF INCOME FROM THE
  WILLOWBROOK JOINT VENTURE       84,493       16,603      156,407       110,893

NET INCOME (LOSS)               $ 96,471     $(32,708)    $149,244     $  25,032

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT              $   5.54     $  (1.85)    $   8.53      $   1.42

   The accompanying notes are an integral part of these financial statements.

                        CLOVER INCOME PROPERTIES II, L.P.
                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)

                                           General      Limited
                                           Partner      Partners      Total
Balance (Deficit) at January 1, 1996     $   88,587   $ 4,120,259  $ 4,208,846

Partners' distributions, $245.75
  per limited partnership unit               (1,671)   (4,251,559)  (4,253,230)

Net income                                       18       149,226      149,244

Balance (Deficit) at September 30, 1996  $   86,934   $    17,926  $   104,860

   The accompanying notes are an integral part of these financial statements.

                       CLOVER INCOME PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       Nine Months Ended
                                                          September 30,
                                                        1996         1995

OPERATING ACTIVITIES
  Interest received                                 $    26,737  $   2,849
  Distributions received from The Willowbrook
    Joint Venture                                       156,407    110,893
  Cash paid for operating expenses                      (49,943)   (69,237)

    Net cash provided by operating activities           133,201     44,505

INVESTING ACTIVITIES
  Distributions received from the Willowbrook
    Joint Venture                                     3,979,046    130,478

FINANCING ACTIVITIES
  Partners' distributions                            (4,253,230)  (177,608)

NET DECREASE IN CASH                                   (140,983)    (2,625)

CASH, beginning of period                               231,081    209,407

CASH, end of period                                 $    90,098  $ 206,782


 The accompanying notes are an integral part of these financial statements.


                       CLOVER INCOME PROPERTIES II, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                        1996         1995

RECONCILIATION OF NET INCOME TO CASH
PROVIDED BY OPERATING ACTIVITIES

  Net income                                         $ 149,244    $  25,032

ADJUSTMENTS
  Amortization                                              --       18,326
  Income from investment in the Willowbrook
    Joint Venture                                     (156,407)    (110,893)
  Distributions received from the Willowbrook
    Joint Venture                                      156,407      110,893
   Increase in other assets                            (11,900)          --
   Decrease in accounts payable                             --       (3,625)
   Decrease in accrued expenses                         (4,143)          --
   Decrease in other receivables                            --        6,772
   Decrease in due to affiliates                            --       (2,000)

    Total adjustments                                  (16,043)      19,473

Net cash provided by operating activities            $ 133,201    $  44,505

  The accompanying notes are an integral part of these financial statements.


                       CLOVER INCOME PROPERTIES II, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)


Readers of this quarterly report should refer to the Clover Income Properties II, L.P. ("Partnership") audited financial statements as of December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.INVESTMENT IN THE WILLOWBROOK JOINT VENTURE:

On December 17, 1987, the Partnership acquired a 50% interest in The Willowbrook Joint Venture (the "Joint Venture") for $6,450,000. The Joint Venture owned the Willowbrook Apartments, a 299-unit mid-rise apartment complex located in Baltimore, Maryland.

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

On February 7, 1996, the Joint Venture, Berwind Properties Group, Inc. ("Berwind") and First Montgomery Properties, Ltd. ("First Montgomery" and with Berwind the "Buyers"), executed an Agreement of Sale (as amended, the "Sale Agreement") concerning the sale of The Willowbrook Apartments (the "Sale").

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

As a result of the sale of The Willowbrook Apartments, all assets of the Joint Venture will be liquidated. Approximately $9,200,000 of the sale proceeds were distributed to its owners (the Partnership, CIP, and CIP III).

Once the Joint Venture has been liquidated, the limited partnership will then liquidate the net assets, distribute the proceeds to the owners and be dissolved.

Due to the sale of the Willowbrook Apartments and the anticipated liquidation of the Partnership, the Partnership has reflected its investment in the Joint Venture and the related deferred acquisition fees at the lower of cost or market. At September 30, 1996, the General Partner believes that cost approximates market value. At September 30, 1996, the Partnership's investment in the Joint Venture and the related deferred acquisition fees were not impaired.

1.INVESTMENT IN THE WILLOWBROOK JOINT VENTURE (CONTINUED):

A summary of the Joint Venture's financial statements is as follows:

                                                              Nine Months
                                                          Ended September 30,
                                                                 1996

  Current assets                                            $    46,824

  Total assets                                              $    46,824

  Current liabilities                                       $     4,352
  Capital -
    Clover Income Properties, L.P.                             (307,570)
    Clover Income Properties II, L.P.                          (307,570)
    Clover Income Properties III, L.P.                          657,612

  Total liabilities and capital                             $    46,824

  Revenues                                                  $ 1,204,993
  Expenses                                                    1,184,187
  Gain on sale of investment property                           343,694

  Net income                                                $   364,500


The Joint Venture made distributions from operations to the Partnership in the amount of $187,733 during the first nine months of 1996. The Joint Venture also distributed to the Partnership $3,947,720 from the proceeds of the sale of Willowbrook Apartments.

The Investment in The Willowbrook Joint Venture, at market of $18,218, includes the Partnership's capitalization ($325,788) on the sale of 14.18% of its interest in the Joint Venture before the deduction of $10,758 in expenses relating to the sale and the write-off of 14.18% of the unamortized deferred costs ($63,587) related to the initial acquisition of the Joint Venture interest by the Partnership. Therefore, the amount of the investment, at market, reflected here does not correspond to the Partnership's capital account balance in the Joint Venture.

2.GENERAL:

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

                           THE WILLOWBROOK JOINT VENTURE
                                   BALANCE SHEET
                                    (Unaudited)

                                       ASSETS

                                                                      September 30,
                                                                          1996
CURRENT ASSETS
  Cash                                                                $    46,824
    Total current assets                                                   46,824

TOTAL ASSETS                                                          $    46,824

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Accrued expenses                                                    $     4,352
    Total current liabilities                                               4,352

PARTNERS' CAPITAL
  Clover Income Properties, L.P.                                         (307,570)
  Clover Income Properties II, L.P.                                      (307,570)
  Clover Income Properties III, L.P.                                      657,312
    Total partners' capital                                                42,472

TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $    46,824

        The accompanying notes are an integral part of these statements.


                         THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three Months Ended          Nine Months Ended
                                           September 30,               September 30,
                                        1996          1995           1996         1995
REVENUES:
  Rental income                      $  132,840    $  503,225     $1,169,284     $1,500,565
  Other income                            3,683         8,778         29,964         22,395
  Interest income                         5,562           318          5,745            848
       Total revenues                   142,085       512,321      1,204,993      1,523,808

EXPENSES:
  Depreciation                           31,832       128,253        289,254        384,759
  Operating expenses
     (including affiliate
     transactions of $114
     and $16,977 for the
     three and nine months
     ended September 30, 1995)          228,735       343,144        828,139        873,438
  Professional services                  28,305         2,231         66,794          7,179
       Total expenses                   288,872       473,628      1,184,187      1,265,376

   Gain on sale of investment
      property                          343,694            --        343,694             --


NET INCOME                           $  196,907    $   38,693     $  364,500     $  258,432

        The accompanying notes are an integral part of these statements.

                           THE WILLOWBROOK JOINT VENTURE

                          STATEMENTS PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)

                                   Clover       Clover          Clover
                                   Income       Income          Income
                                 Properties   Properties      Properties
                                    L.P.       II, L.P.        III, L.P.        Total
Balance - January 1, 1996       $ 3,671,476   $ 3,671,476     $ 1,972,520   $ 9,315,472

Net income                          156,407       156,407          51,686       364,500

Partners' distributions          (4,135,453)   (4,135,453)     (1,366,594)   (9,637,500)

Balance at September 30, 1996   $  (307,570)  $  (307,570)    $   657,612   $    42,472

        The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                           1996             1995
OPERATING ACTIVITIES:
    Cash received from rentals                        $ 1,167,975       $1,495,670
    Other income received                                  29,964           22,395
    Interest income received                                5,745              848
    Security deposits paid                                 34,868           11,729
    Cash paid for operating expenses                     (756,658)        (973,304)

        Net cash provided by operating
           activities                                     481,894          557,338

INVESTING ACTIVITIES
    Proceeds from sale of property                      9,420,776               --
    Cash paid for investment property                     (33,547)         (41,279)

          Net cash provided by (used in)
              investing activities                      9,387,229          (41,279)

FINANCING ACTIVITIES
    Repayment of Note to affiliate                       (326,293)              --
    Partners' distributions                            (9,637,500)        (562,500)

          Net cash used in financing activities        (9,963,793)        (562,500)

NET DECREASE IN CASH                                      (94,670)         (46,441)

Cash, beginning of period                                 141,494          146,687

Cash, end of period                                    $   46,824       $  100,246

        The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                            1996          1995
RECONCILIATION OF NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES

    NET INCOME                                           $ 364,500     $ 258,432

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                             289,254       384,759
  Gain on sale of property                                (343,694)           --
  Decrease in cash held for security deposits               34,780        11,729
  Decrease (increase) in prepaid expenses                  113,871       (72,088)
  Decrease (increase) in rents receivable                    2,544        (5,989)
  Increase in other assets                                  (2,906)           --
  Decrease in accounts payable                              (9,711)      (17,447)
  Increase in accrued expenses                              35,214         4,215
  Increase (decrease) in security deposits                   1,895        (7,406)
  (Decrease) increase prepaid rents                         (3,853)        1,094
  Increase in due to affiliates                                 --            39

Total adjustments                                          117,394       298,906

NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 481,894     $ 557,338

        The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


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

Pursuant to the terms of the Sale Agreement, the Buyers agreed to purchase The Willowbrook Apartments for a purchase price of $9,850,000. The Sale was contingent upon the approval by a majority of the limited partners of the Partnership, CIP, and CIP III. Such approval was obtained and the Sale of the Willowbrook Apartments was closed on July 23, 1996.

2.  TRANSACTIONS WITH AFFILIATES:

Effective February 21, 1995, NPI-CL Management, L.P. ("NPI") which is unaffiliated with C.I.P. II Management Corporation ("General Partner"), replaced an affiliate of the General Partner as Property Manager. Until this time, as compensation for property management services performed by an affiliate of the Partners with respect to the Property, the affiliate was entitled to a management fee in an amount not to exceed 5% of gross revenues. On January 19, 1996, the stockholders of National Property Investors, Inc. sold all of their issued and outstanding stock to IFGP Corporation, an affiliate of Insignia Financial Group, Inc.

The general partners of the Partnership, CIP, and CIP III and their affiliates were entitled to reimbursement for administrative services rendered to the Joint Venture and direct expenses of operations and goods and services used by and for the Joint Venture. For the nine months ended September 30, 1995, $4,227 of such costs were incurred by the Joint Venture. Property management fees of $12,750 were incurred and paid for the nine months ended September 30, 1995, to Clover Financial Corporation ("Clover"), an affiliate of the General Partner. During the nine months ended September 30, 1996, there were no transactions with affiliates.

Subsequent to the sale of the Willowbrook Apartments, the Willowbrook Joint Venture paid to Clover and its affiliates, $326,293 for reimbursable costs of $7,161 and accrued property management fees of $319,132. The payment of such amounts was made from the proceeds of the Sale of the Willowbrook Apartments.

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

On September 30, 1996, the Partnership had cash on hand of $90,098 as compared to $231,081 on December 31, 1995. These funds will be utilized for working capital needs and for the termination and dissolution of the Partnership.

The Partnership's net cash flow from operations was $133,201 for the nine months ended September 30, 1996, as compared to $44,505 for the same period in 1995. The increase in net cash flow from operations is primarily the result of a decrease in cash paid for operating activities, an increase in interest received and an increase in distributions received from the Joint Venture.

The Joint Venture's net cash flow from operations was $481,894 for the nine months ended September 30, 1996, compared to $557,338 for the same period in 1995. The decrease in cash flow from operations over the period was due to the sale of Willowbrook Apartments in July 1996.

Cash distributions by the Partnership to the partners during the nine months ended September 30, 1996, totaled $4,253,230. Of the total amount, $4,251,559 was distributed to the Limited Partners and $1,671 was distributed to the General Partner.

As of September 30, 1996, the Partnership had paid all outstanding amounts owed to Clover and its affiliates. The Partnership has no outstanding amounts owed to Clover and its affiliates and the Partnership made no payments to Clover and its affiliates during the nine months ended September 30, 1996.

The Joint Venture paid $326,293 to Clover and its affiliates, including $7,161 for reimbursable costs and $319,132 for accrued property management fees. These payments were made from the proceeds of the sale of the Willowbrook Apartments.

Effective February 21, 1995, the General Partner and certain of its affiliates entered into an agreement with NPI-CL Management L.P. ("NPI"), an entity unaffiliated with the Partnership or its General Partner, pursuant to which NPI began providing day-to-day asset management services for the Partnership as well as property management services for the Joint Venture. NPI is an affiliate of National Property Investors, Inc. On January 19, 1996, the stockholders of National Property Investors, Inc. sold all of their issued and outstanding stock to IFGP Corporation, an affiliate of Insignia Financial Group, Inc.

Results of Operations

Three and Nine Months Ended September 30, 1996 vs. September 30, 1995

PARTNERSHIP REVENUES DO NOT INCLUDE THE REVENUES FROM THE WILLOWBROOK
APARTMENTS.

The Partnership earned interest income of $23,779 and $26,737 for the three and nine month periods ended September 30, 1996, compared to $869 and $2,849 for the same periods in 1995. The increase in interest income is primarily due to the interest earned on the $3,947,720 in distributions received from the Joint Venture from the proceeds of the sale of Willowbrook Apartments.

The Partnership's net income for the three and nine month periods ended September 30, 1996, was $96,471 and $149,244 compared to a net loss of $32,708 and net income of $25,032 for the same periods in 1995. The increase in net income over the prior periods is primarily the result of the increase in the Partnership's share of income from the Willowbrook Joint Venture which resulted from an increase in net income at Willowbrook due to a $343,694 gain on the sale of Willowbrook.

Rental income for the Willowbrook Apartments, as operated by The Willowbrook Joint Venture for the three and nine month periods ended September 30, 1996, was $132,840 and $1,169,284 compared to $503,225 and $1,500,565 for the same periods in 1995. Other income for the three and nine month periods ended September 30, 1996, was $3,683 and $29,964 compared to $8,778 and $22,395 for the same periods in 1995. Interest income for the three and nine month periods ended September 30, 1996, was $5,562 and $5,745 compared to $318 and $848 for the same periods in 1995. The increase in interest income is primarily due to the interest earned on the net proceeds of the sale of the Willowbrook Apartments. The decrease in rental income is primarily the result of the sale of Willowbrook Apartments in July 1996. The increase in other income was due to an increase in miscellaneous charges to tenants, including late fees and utility reimbursements during the second quarter of 1996.

The average effective rental rates for the Willowbrook Apartments through the date of the sale in July 1996, was $4,278. The average occupancy for the Willowbrook was 95%.

Operating expenses for the Willowbrook Apartments for the three and nine month periods ended September 30, 1996, was $228,735 and $828,139 compared to $343,144 and $873,438 for the same periods in 1995. The decrease in operating expenses over the 1995 periods is primarily the result of the sale of Willowbrook Apartments in July 1996.

The Joint Venture's income after depreciation for the three and nine month periods ended September 30, 1996, was $196,907 and $364,500 compared to $38,693 and $258,432 for the same periods in 1995. The increase in income after depreciation in 1996 is primarily the result of the $343,694 gain on the sale of Willowbrook Apartments.


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

The unit holders of the Partnership voted on the proposals as follows:

                                         In Favor    Opposed    Abstained    No Response
Willowbrook Sale Proposal                 64.41%      0.65%       1.19%        33.75%
Willowbrook Alternative Sale Proposal     62.26%      2.35%       1.64%        33.75%
Willowbrook Financing Proposal            48.86%     12.83%       4.56%        33.75%


The unit holders of Clover Income Properties, L.P. voted on the proposals as follows:

                                         In Favor    Opposed    Abstained    No Response
Willowbrook Sale Proposal                 66.11%      0.29%       0.47%        33.13%
Willowbrook Alternative Sale Proposal     62.65%      2.96%       1.26%        33.13%
Willowbrook Financing Proposal            41.74%     21.09%       4.04%        33.13%

The unit holders of Clover Income Properties III, L.P. voted on the proposals as follows:

                                         In Favor    Opposed    Abstained    No Response
Willowbrook Sale Proposal                 58.64%      0.55%       0.30%        40.51%
Willowbrook Alternative Sale Proposal     57.26%      1.34%       0.89%        40.51%
Willowbrook Financing Proposal            44.99%     11.72%       2.78%        40.51%


The Willowbrook Sale Proposal and the Willowbrook Alternative Sale Proposal were adopted by the requisite majority vote of the Limited Partners of each of the Partnership, CIP, and CIP III. The Willowbrook Financing Proposal was not adopted.

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibit 27, financial date schedule, is filed as a exhibit to this report.

b)   Reports on Form 8-K: None during the three months ended September 30, 1996.


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

                                   Date:  November 12, 1996